Form 10-Q
period 2023-03-31
Alchemy Investments Acquisition Corp 1
filed 2023-06-21
CIK 1901336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-41699

ALCHEMY INVESTMENTS ACQUISITION CORP 1

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

850 Library Avenue, Suite 204-F

Newark, DE 19711

(Address or principal executive office) (zip code)

(212) - 877 - 1588

(Registrant's telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A Ordinary Share, $0.0001 par value, and one-half of one redeemable warrant	ALCYU	The Nasdaq Stock Market LLC

Class A Ordinary Shares included as part of the units	ALCY	The Nasdaq Stock Market LLC

Redeemable warrants included as part of the units, each whole warrant exercisable for one Class A Ordinary Share at an exercise price of $11.50	ALCYW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of June 21, 2023, there were 11,500,000 of the registrant’s Class A ordinary shares, par value $0.0001 per share, and 2,875,000 of the registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

ALCHEMY INVESTMENTS ACQUISITION CORP 1

CONDENSED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets:
Current assets:
Cash	$4,779	$—
Total current assets	4,779	—
Deferred offering costs	1,461,076	1,215,951
Total Assets	$1,465,855	$1,215,951

Liabilities and Shareholder’s Equity:
Current liabilities:
Accrued offering and formation costs	$984,304	$798,204
Promissory note - related party	435,522	376,497
Due to sponsor	5,000	—
Total Liabilities	1,424,826	1,174,701

Commitments and Contingencies (Note 6)
Shareholder’s Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; no shares issued and outstanding	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 2,875,000 issued and outstanding(1)(2)	288	288
Additional paid-in capital	49,712	49,712
Accumulated deficit	(8,971)	(8,750)
Total Shareholder’s Equity	41,029	41,250
Total Liabilities and Shareholder’s Equity	$1,465,855	$1,215,951
(1)	Includes an aggregate of up to 375,000 Class B Ordinary Shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriter as of March 31, 2023 and December 31, 2022, respectively (see Note 5). In May 2023, the underwriter’s over-allotment option was exercised in full in conjunction with the Initial Public Offering, and the 375,000 Class B Ordinary Shares were no longer subject to forfeiture.
(2)	On December 6, 2021, the Company issued 4,312,500 Founder Shares to the Sponsor for $50,000. In connection with the issuance of new 4,312,500 Founder Shares to Sponsor for $50,000 on December 6, 2021, the Company repurchased and cancelled the 4,312,500 Founder Shares issued to the related party for a purchase price of $25,000. On October 26, 2022, 287,500 Founder Shares were surrendered and thereupon cancelled by the Company resulting in a decrease in the total number of Founder Shares outstanding from 4,312,500 shares to 4,025,000 shares. On February 7, 2023, 1,150,000 Founder Shares were surrendered and thereupon cancelled by the Company resulting in a decrease in the total number of Founder Shares outstanding from 4,025,000 shares to 2,875,000 shares. All share amounts and related information have been retroactively restated to reflect the surrenders and cancellations (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALCHEMY INVESTMENTS ACQUISITION CORP 1

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months	Three months
	ended March 31,	ended March 31,
	2023	2022
Operating and formation costs	$(221)	$—
Net loss	$(221)	$—

Weighted average shares outstanding, basic and diluted(1)(2)	2,500,000	2,500,000
Basic and diluted net loss per ordinary share	$(0.00)	$—
(1)	Excludes 375,000 Class B Ordinary Shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriter for the three months ended March 31, 2023 and 2022 (see Note 5). In May 2023, the underwriter’s over-allotment option was exercised in full in conjunction with the Initial Public Offering, and the 375,000 Class B Ordinary Shares were no longer subject to forfeiture.
(2)	On December 6, 2021, the Company issued 4,312,500 Founder Shares to the Sponsor for $50,000. In connection with the issuance of new 4,312,500 Founder Shares to Sponsor for $50,000 on December 6, 2021, the Company repurchased and cancelled the 4,312,500 Founder Shares issued to the related party for a purchase price of $25,000. On October 26, 2022, 287,500 Founder Shares were surrendered and thereupon cancelled by the Company resulting in a decrease in the total number of Founder Shares outstanding from 4,312,500 shares to 4,025,000 shares. On February 7, 2023, 1,150,000 Founder Shares were surrendered and thereupon cancelled by the Company resulting in a decrease in the total number of Founder Shares outstanding from 4,025,000 shares to 2,875,000 shares. All share amounts and related information have been retroactively restated to reflect the surrenders and cancellations (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALCHEMY INVESTMENTS ACQUISITION CORP 1

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY

(UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2023
					Additional		Total
	Class A Ordinary Shares		Class B Ordinary Shares(1)		Paid-in	Accumulated	Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2023	—	—	2,875,000	$288	$49,712	$(8,750)	$41,250
Net loss	—	—	—	—	—	(221)	(221)
Balance at March 31, 2023	—	—	2,875,000	$288	$49,712	$(8,971)	$41,029

THREE MONTHS ENDED MARCH 31, 2022
					Additional		Total
	Class A Ordinary Shares		Class B Ordinary Shares(1)		Paid-in	Accumulated	Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2022	—	$—	2,875,000	$288	$49,712	$(8,750)	$41,250
Net loss	—	—	—	—	—	—	—
Balance at March 31, 2022	—	$—	2,875,000	$288	$49,712	$(8,750)	$41,250
(1)	Includes an aggregate of up to 375,000 Class B Ordinary Shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriter (see Note 5). On December 6, 2021, the Company issued 4,312,500 Founder Shares to the Sponsor for $50,000. In connection with the issuance of new 4,312,500 Founder Shares to the Sponsor for $50,000 on December 6, 2021, the Company repurchased and cancelled the 4,312,500 Founder Shares issued to the related party for a purchase price of $25,000. On October 26, 2022, 287,500 Founder Shares were surrendered and thereupon cancelled by the Company resulting in a decrease in the total number of Founder Shares outstanding from 4,312,500 shares to 4,025,000 shares. On February 7, 2023, 1,150,000 Founder Shares were surrendered and thereupon cancelled by the Company resulting in a decrease in the total number of Founder Shares outstanding from 4,025,000 shares to 2,875,000 shares. All share amounts and related information have been retroactively restated to reflect the surrenders and cancellations (see Note 5). On May 5th, 2023, the underwriter’s over-allotment option was exercised in full and the sale of the over-allotment closed in conjunction with the Initial Public Offering.

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALCHEMY INVESTMENTS ACQUISITION CORP 1

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(221)	$—
Changes in operating assets and liabilities:
Due to sponsor	5,000	—
Net cash provided by operating activities	4,779	—

Net Change in Cash	4,779	—
Cash - Beginning of period	—	—
Cash - End of period	$4,779	$—

Supplemental disclosure of noncash financing activities:
Deferred offering costs included in accrued offering and formation costs	$186,100	$2,414
Deferred offering costs paid through notes payable to related party	$59,025	$30,737

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND GOING CONCERN

Alchemy Investments Acquisition Corp 1 (the “Company”) is a blank check company incorporated in Cayman Islands on October 27, 2021. The Company was formed for the purpose of entering into a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

As of March 31, 2023, the Company had not commenced any operations. All activity from October 27, 2021 (inception) through March 31, 2023 relates to the Company’s formation and initial public offering (“Initial Public Offering”). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of investment income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on May 4, 2023. On May 9, 2023, the Company consummated the Initial Public Offering of 11,500,000 units, (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”), including 1,500,000 Units issued pursuant to the exercise of the underwriter’s over-allotment option in full, generating gross proceeds of $115,000,000, which is discussed in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of and issued 538,000 and 57,500 private placement shares to Alchemy DeepTech Capital LLC (the “Sponsor”) and Cantor Fitzgerald & Co. (the “Underwriter”), respectively (together, the “Private Placement Shares”) at a price of $10.00 per share, generating gross proceeds of $5,955,000, which is described in Note 4. The Private Placement Shares are identical to the Class A Ordinary Shares included in the units sold in the Initial Public Offering, except that the Private Placement Shares: (i) are not transferable, assignable or salable until 30 days after the completion of our initial business combination and (ii) are entitled to registration rights.

Following the closing of the Initial Public Offering on May 9, 2023, an amount of $116,725,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Shares was placed in a trust account (the “Trust Account”), and will be invested only in U.S. government treasury obligations with maturities of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

Transaction costs related to the issuances described above amounted to $10,137,748, consisting of $2,300,000 of cash underwriting fees, $5,175,000 of deferred underwriting fees and $2,662,748 of other offering costs. In addition, at March 31, 2023, $4,779 of cash was held outside of the Trust Account and is available for working capital purposes.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Shares, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully.

The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (as defined below) (excluding the amount of deferred underwriting discounts held in Trust and taxes payable on the income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company only intends to complete a Business Combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended (the “Investment Company Act”). Upon the closing of the Initial Public Offering, management has agreed that an amount equal to at least $10.15 per Unit sold in the Initial Public Offering, including the proceeds from the sale of the Private Placement Shares, will be held in a trust account located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. government treasury

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

The Company will provide the holders (the “Public Shareholders”) of the Company’s Public Shares with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholders meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account, plus any interest income earned thereon (less taxes payable) (initially anticipated to be $10.15 per Public Share). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the Underwriter (as discussed in Note 6). These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity. If the Company seeks shareholder approval, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem the Public Shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or whether they were a public shareholder on the record date for the general meeting held to approve the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Sponsor has agreed to waive its redemption rights with respect to its Founder Shares and Public Shares in connection with the completion of a Business Combination.

On May 4, 2023, and in connection with the IPO, the Company adopted an Amended and Restated Memorandum and Articles of Association. The Amended and Restated Memorandum and Articles of Association provides that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares included in the Units issued in the Company's Initial Public Offering, without the prior consent of the Company. The Sponsor has agreed not to propose an amendment to the Amended and Restated Memorandum and Articles of Association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with a Business Combination or to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period or during any Extension Period (as defined below) or (B) with respect to any other material provision relating to shareholders’ rights or pre-initial Business Combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

If the Company is unable to complete a Business Combination within 18 months from the closing of the Initial Public Offering (the “Combination Period”) and the Company’s shareholders have not further amended the Amended and Restated Memorandum and Articles of Association to extend such Combination Period (the “Extension Period”), the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

the warrants, which will expire worthless if the Company fails to complete an initial Business Combination within the Combination Period or during any Extension Period.

The Sponsor, officers and directors have agreed to waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares and Private Placement Shares if the Company fails to complete an initial Business Combination within the Combination Period or during any Extension Period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, it will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period or during any Extension Period. The Underwriter has agreed to waive their rights to the deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period or during any Extension Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than $10.15. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement (a “Target”), or any claim by a taxing authority, reduce the amount of funds in the Trust Account to below (i) $10.15 per Public Share or (ii) the lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of interest which may be withdrawn to pay taxes, provided that such liability will not apply to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under the Company’s indemnity of the Underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Going Concern and Liquidity

As of March 31, 2023, the Company had $4,779 in cash and a working capital deficit of $1,420,047. The Company has since completed its Initial Public Offering, at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering costs, totaling $1,495,005, was released to the Company for general working capital purposes.

The Company has incurred and expects to continue to incur significant costs in pursuit of the Company’s financing and acquisition plans. The Company anticipates that the cash held outside of the Trust Account as of March 31, 2023 will not be sufficient to allow the Company to operate for at least one year from the date these unaudited condensed financial statements are issued, and therefore substantial doubt about the Company’s ability to continue as a going concern exists. Management plans to address this uncertainty with the successful closing of a Business Combination. The Company will have until November 9, 2024 to consummate a Business Combination. If a Business Combination is not consummated by November 9, 2024, there will be a mandatory liquidation and subsequent dissolution of the Company. The Company intends to complete the initial Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any Business Combination by November 9, 2024.

Risks and Uncertainties

As a result of the military action commenced in February 2022 by the Russian Federation and Belarus in the country of Ukraine and related economic sanctions, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. Further, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable. These unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

Use of Estimates

The preparation of condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed financial statements and the reported amounts of expenses and disclosure of contingent assets and liabilities during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results could differ from those estimates.

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2023 and December 31, 2022.

Class A Ordinary Shares Subject To Possible Redemption

The Company’s Class A Ordinary Shares that were sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies ordinary shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Class A Ordinary Shares sold as part of the Units in the Initial Public Offering were issued with other freestanding instruments (i.e., Public Warrants) and as such, the initial carrying value of Class A Ordinary Shares classified as temporary equity will be the allocated proceeds determined in accordance with ASC 470-20. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares are affected by charges against additional paid-in capital, if any, and accumulated deficit.

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A - Expenses of Offering. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, Income Taxes, which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2023 and December 31, 2022, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands, Italy or the United States. As such, the Company’s tax provision was zero for the period presented. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net Loss Per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC Topic 260, Earnings Per Share. Through March 31, 2023, the Company has one class of ordinary shares outstanding, which is referred to as Class B ordinary shares. Net loss per share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the period.

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

	For the three months	For the three months
	ended March 31, 2023	ended March 31, 2022
	Class B	Class B
Basic and diluted net loss per share:
Numerator:
Net loss	$(221)	$—
Denominator:
Weighted Average Ordinary Shares(1)	2,500,000	2,500,000
Basic and diluted net loss per ordinary share	$(0.00)	$0.00
(1)	Excludes 375,000 Class B Ordinary Shares which were subject to forfeiture if the over-allotment option was not exercised in full or in part by the Underwriter for the three months ended March 31, 2023 and 2022 (see Note 5). In May 2023, the underwriter’s over-allotment option was exercised in full in conjunction with the Initial Public Offering, and the 375,000 Class B Ordinary Shares were no longer subject to forfeiture.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, Fair Value Measurement (“ASC 820”), approximates the carrying amounts represented in the balance sheet.

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”). Derivative instruments are initially recorded at fair value on the grant date and revalued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations.

The Public Warrants are not precluded from equity classification, and will be accounted for as such on the date of issuance, and each balance sheet date thereafter as long as they continue to meet the requirements for equity classification.

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. As a result of ASU No. 2020-06, more convertible debt instruments will be accounted for as a single liability measured at its amortized cost and more convertible preferred stock will be accounted for as a single equity instrument measured at its historical cost, as long as no features require bifurcation and recognition as derivatives. The amendments are effective for smaller reporting companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted ASU 2020-06 on January 1, 2023. Adoption of the ASU 2020-06 did not impact the Company’s financial position, results of operations or cash flows.

The Company’s management does not believe that there are any recently issued, but not yet effective, accounting pronouncements, that if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

The registration statement for the Company’s Initial Public Offering was declared effective on May 4, 2023. On May 9, 2023, the Company consummated the Initial Public Offering of 11,500,000 Units, including 1,500,000 Units issued pursuant to the exercise of the underwriter’s over-allotment option in full, generating gross proceeds of $115,000,000. Each Unit consisted of one Class A ordinary share and one-half of one redeemable warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share (see Note 7).

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 538,000 Private Placement Shares at a price of $10.00 per share in a private placement to the Sponsor, including 45,000 Private Placement Shares issued pursuant to the exercise of the underwriter’s over-allotment option in full, generating gross proceeds of $5,380,000. In addition, the underwriter also purchased an aggregate of 57,500 Private Placement Shares, at a price of $10.00 per Private Placement Share, generating gross proceeds of $575,000. In aggregate, a total of 595,500 Private Placement Shares were purchased in the private placement at the closing of the Initial Public Offering. A portion of the proceeds from the sale of the Private Placement Shares were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Period, the proceeds from the sale of the Private Placement Shares held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Shares will likely be worthless.

Private Placement Shares are identical to the Class A Ordinary Shares included in the units sold in the Initial Public Offering, except that the Private Placement Shares: (i) are not transferable, assignable or salable until 30 days after the completion of our initial business combination and (ii) are entitled to registration rights.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On December 6, 2021, the Sponsor acquired 4,312,500 founder shares (the “Founder Shares”) for an aggregate purchase price of $50,000 (or approximately $0.01 per share) which was settled by paying for certain expenses on behalf of the Company. This $50,000 was paid by Deeptech Early Investors LLC on behalf of the Sponsor. Prior to the initial investment in the company of $50,000 by the Sponsor, the Company had no assets, tangible or intangible. As used herein, unless the context otherwise requires, “Founder Shares” shall be deemed to include the Class A Ordinary Shares issuable upon conversion thereof. The per share purchase price of the Founder Shares was determined by dividing the amount of cash contributed to the company by the aggregate number of Founder Shares issued. Upon issuance, there were 562,500 Founder Shares subjected to forfeiture if the over-allotment option was not exercised in full or in part by our underwriter. In connection with the December 6, 2021 issuance, the Company repurchased and cancelled the 4,312,500 Founder Shares previously issued to a related party for a purchase price of $25,000.

On October 26, 2022, 287,500 Founder Shares were surrendered by our Sponsor for no consideration. These shares were then cancelled by the Company resulting in a decrease in the total number of Founder Shares outstanding from 4,312,500 shares to 4,025,000 shares. On February 7, 2023, 1,150,000 founder shares were surrendered and thereupon cancelled by the Company resulting in a decrease in the total number of founder shares outstanding from 4,025,000 shares to 2,875,000 shares. Upon cancellation, 375,000 Founder Shares were subjected to forfeiture if the over-allotment option was not exercised in full or in part by our underwriter. All share amounts and related information have been retroactively restated to reflect the surrenders and cancellations. On May 5, 2023, the full over-allotment option was exercised, and therefore, the 375,000 Founder Shares are no longer subject to forfeiture.

The Founder Shares will automatically convert into shares of the Company’s Class A Ordinary Shares at any time at the option of the holders thereof or on the first business day following the completion of the initial Business Combination at a ratio such that the number of shares of the Class A Ordinary Shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20.0% of the sum of (i) the total number of shares of the Public Shares issued and outstanding upon completion of the Initial Public Offering, plus (ii) the sum of (a) the total number of shares of the Company’s ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or deemed issued by the Company in connection with or in relation to the completion of the initial Business Combination, excluding (1) any shares of the Company’s Class A Ordinary Shares or equity-linked securities exercisable or exchangeable for or convertible into shares of the Company’s Class A Ordinary Shares issued, or to be issued, to any seller in the initial Business Combination and (2) any shares issued to the Sponsor, officers or directors upon conversion of working capital loans.

Promissory Note - Related Party

On December 22, 2022, the Sponsor agreed to loan the Company an aggregate of up to $500,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note, as amended (the “Promissory Note”). This loan is non-interest bearing and payable on the earlier of (i) June 30, 2023 or (ii) the date on which Company consummates the Initial Public Offering. As of March 31, 2023 and December 31, 2022, the outstanding balance under the Promissory Note was $435,522 and $376,497, respectively. On May 9, 2023, the Company repaid the outstanding balance under the Promissory Note in full.

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Administrative Support Agreement

The Company entered into an agreement commencing on May 4, 2023 through the earlier of the consummation of a Business Combination or the Company’s liquidation, to pay Alchemy Investment Management LLC, an affiliate of the Sponsor, a monthly fee of $10,000 for secretarial and administrative services.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into shares of the post Business Combination entity at a price of $10.00 per share. Such shares would be identical to the Private Placement Shares. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. To date, the Company had no borrowings under the Working Capital Loans.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of Founder Shares, Private Placement Shares and shares issued upon conversion of Working Capital Loans, if any, are entitled to registration rights pursuant to a registration rights agreement, dated May 4, 2023. These holders are entitled to certain demand and “piggyback” registration rights. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

Simultaneously with the Initial Public Offering, the Underwriter fully exercised the over-allotment option to purchase an additional 1,500,000 Units at an offering price of $10.00 per Unit for an aggregate purchase price of $15,000,000.

The Underwriter was paid a cash underwriting discount of $0.20 per Unit, or $2,300,000 in the aggregate, upon the closing of the Initial Public Offering. In addition, $0.45 per unit, or $5,175,000 in the aggregate will be payable to the Underwriter for deferred underwriting commissions. The deferred fee will become payable to the Underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Representative Shares

Upon closing of the Initial Public Offering, the Company issued 57,500 Class A ordinary shares to the Underwriter. The Underwriter has agreed not to transfer, assign or sell the Representative Shares until the completion of the initial Business Combination. In addition, the Underwriter has agreed (i) to waive its redemption rights with respect to the Representative Shares in connection with the completion of the initial Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to the Representative Shares if the Company fails to complete its initial Business Combination within 15 months (or up to 21 months if the Company extends such period) from the closing of the Initial Public Offering.

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 7. SHAREHOLDER’S EQUITY

Preference shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 479,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022  there were no Class A ordinary shares issued or outstanding.

Class B ordinary shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were 2,875,000 Class B Ordinary Shares issued and outstanding. Of the 2,875,000 Class B ordinary shares outstanding, up to 375,000 shares were subject to forfeiture to the extent that the Underwriter’s over-allotment option was not exercised in full or in part, so that the initial shareholders will collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. On May 5, 2023, the Underwriter exercised the over-allotment option in full, so those shares are no longer subject to forfeiture.

NOTE 8. WARRANTS

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A Ordinary Shares issuable upon exercise of the warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or holders are permitted to exercise their warrants on a cashless basis under certain circumstances as a result of the Company’s failure to have an effective registration statement by the 60th business day after the closing of the initial Business Combination). The Company has agreed that as soon as practicable after the closing of its initial Business Combination, the Company will use its best efforts to file with the SEC and have an effective registration statement covering the Class A Ordinary Shares issuable upon exercise of the warrants and will use its best efforts to cause the same to become effective and to maintain a current prospectus relating to those Class A Ordinary Shares until the warrants expire or are redeemed. If the shares issuable upon exercise of the warrants are not registered under the Securities Act by the 60th business day following the closing of its initial Business Combination, the Company will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available.

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The Public Warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if for capital raising purposes related to the closing of an initial Business Combination: (i) the Company issues equity or equity-linked securities at an issue price or with an exercise or conversion price, of less than $10.00 per Class A Ordinary Share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like) (such price the “Minimum Issue Price”); or (ii) the target entity (the “Target”) issues equity or equity-linked securities which, following the closing of the initial Business Combination, entitles the holder to receive equity or equity-linked securities of the post-initial Business Combination company (the “Combined Company”) at an issue price or with an exercise or conversion price of less than the Minimum Issue Price; or (iii) the Company, the Sponsor or the Target, directly or indirectly, enters into an arrangement to transfer to any third-party investor securities, cash or other property to effectively reduce the issue price, or exercise price or conversion price, as applicable, to a price less than the Minimum Issue Price; then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of (x) the volume weighted average reported last sale price of the shares of the Combined Company on the principal market on which the shares are then traded during the measurement period of the 30 consecutive trading days commencing 150 days following the closing of the Business Combination (the “Measurement Period”) and (y) $3.00 (such price, the “Adjusted Warrant Exercise Price”); provided, however, that in no case may the adjusted warrant exercise price be greater than $11.50. In addition, in the event the exercise price of the warrants is adjusted as provided above, the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to the Adjusted Warrant Exercise Price plus $6.50 (such adjusted redemption trigger price, the “New Redemption Trigger Price”). Notwithstanding anything to the contrary herein, the adjustment above shall not take into account any issuance of shares of the Combined Company to the Sponsor or its affiliates pursuant to the conversion of Founder Shares issued to the Sponsor prior to our initial public offering. Any determination as to whether the conditions above have been met shall be determined in good faith by the board of directors of the Combined Company based on the information known to the board of directors of the Combined Company at the time of the consummation of the initial Business Combination; the board of directors shall be entitled to rely on the information provided to it without further inquiry. Following the determination by the board of directors, the Combined Company shall provide prompt public notice of the Adjusted Warrant Exercise Price and the New Redemption Trigger Price when and as determined.

Redemption of warrants when the price per share of Class A Ordinary Shares equals or exceeds $18.00: Once the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;
●	at a price of $0.01 per Public Warrant;
●	upon a minimum of 30 days’ prior written notice of redemption; and
●	if, and only if the last reported sale price of Class A Ordinary Shares on each day of the Measurement Period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders equals or exceeds $18.00 per share (as adjusted).

The Company will not redeem the warrants as described above unless an effective registration statement under the Securities Act covering the Class A Ordinary Shares issuable upon exercise of the warrants is effective and a current prospectus relating to those shares of Class A Ordinary Shares is available throughout the Measurement Period. Any such exercise would not be on a cashless basis and would require the exercising warrant holder to pay the exercise price for each warrant being exercised.

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

In no event will the Company be required to net cash settle any warrant. If the Company is unable to complete a Business Combination within the Combination Period or during any Extension Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

The Company accounts for the 5,750,000 Public Warrants issued in connection with the Initial Public Offering in accordance with the guidance contained in ASC 815-40. Such guidance provides that the warrants described above are not precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity. As of March 31, 2023 and December 31, 2022, there were no Public Warrants outstanding.

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the unaudited condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Other than as described in these financial statements in relation to the consummation of the Initial Public Offering, sale of Private Placement Shares, pay off of the Promissory Note, and exercise of the Underwriter’s over-allotment option, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Alchemy Investments Acquisition Corp 1. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Alchemy DeepTech Capital LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Quarterly Report, words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to the Company’s management. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at sec.report. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the Cayman Islands on October 27, 2021 formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. We have not selected any business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. We intend to effectuate our initial business combination using cash from the proceeds of our Initial Public Offering and the sale of the Private Placement Shares, shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing or other sources.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the three months ended March 31, 2023 were organizational activities and those necessary to prepare for our Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our initial business combination. We will generate non-operating income in the form of investment income on investments held in our trust account after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2023, we had a net loss of $221, which resulted from operating and formation costs of $221.

For the three months ended March 31, 2022, there was no operating activity.

Liquidity, Capital Resources and Going Concern

For the three months ended March 31, 2023, net cash provided by operating activities was $4,779, which was due to our net loss of $221, and changes in working capital of  $5,000.

There were no cash flows from operating activities for the three months ended March 31, 2022.

There were no cash flows from investing activities for the three months ended March 31, 2023 or the three months ended March 31, 2022

There were no cash flows from financing activities for the three months ended March 31, 2023 or the three months ended March 31, 2022.

The registration statement for the Company’s Initial Public Offering was declared effective on May 4, 2023. On May 9, 2023, the Company consummated the Initial Public Offering of 11,500,000 Units, including 1,500,000 Units issued pursuant to the exercise of the underwriter’s over-allotment option in full, generating gross proceeds of $115,000,000, which is discussed in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of and issued 538,000 and 57,500 Private Placement Shares to the Sponsor and the Underwriter, respectively at a price of $10.00 per share, generating gross proceeds of $5,955,000. The Private Placement Shares are identical to the Class A Ordinary Shares included in the units sold in the Initial Public Offering, except that the Private Placement Shares: (i) are not be transferable, assignable or salable until 30 days after the completion of our initial business combination and (ii) are entitled to registration rights.

Following the closing of the Initial Public Offering on May 9, 2023, an amount of $116,725,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Shares was placed in the Trust Account, and will be invested only in U.S. government treasury obligations with maturities of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account.

Transaction costs related to the issuances described above amounted to $10,137,748, consisting of $2,300,000 of cash underwriting fees, $5,175,000 of deferred underwriting fees and $2,662,748 of other offering costs.

As of March 31, 2023, the Company had $4,779 in cash and a working capital deficit of $1,420,047. The Company has since completed its Initial Public Offering, at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering costs, totaling $1,495,005, was released to the Company for general working capital purposes.

The Company has incurred and expects to continue to incur significant costs in pursuit of the Company’s financing and acquisition plans. The Company anticipates that the cash held outside of the Trust Account will not be sufficient to allow the Company to operate for at least one year from the date these unaudited condensed financial statements are issued, and therefore substantial doubt about the Company’s ability to continue as a going concern exists. Management plans to address this uncertainty with the successful closing of a Business Combination. The Company will have until November 9, 2024 to consummate a Business Combination. If a Business Combination is not consummated by November 9, 2024, there will be a mandatory liquidation and subsequent dissolution of the Company. The Company intends to complete the initial Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any Business Combination by November 9, 2024.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2023 and December 31, 2022.

Contractual Obligations

Registration Rights

The holders of Founder Shares, Private Placement Shares and shares issued upon conversion of Working Capital Loans, if any, are entitled to registration rights pursuant to a registration rights agreement executed on May 4, 2023. These holders are entitled to certain demand and “piggyback” registration rights. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Promissory Notes - Related Party

On December 22, 2022, the Sponsor agreed to loan the Company an aggregate of up to $500,000 to cover expenses related to the Initial Public Offering pursuant to the Promissory Note. This loan is non-interest bearing and payable on the earlier of (i) June 30, 2023 or (ii) the date on which Company consummates the Initial Public Offering. As of March 31, 2023 and December 31, 2022, the outstanding balance under the Promissory Note was $435,522 and $376,497, respectively. On May 9, 2023, the Company repaid the outstanding balance under the Promissory Note in full.

Underwriting Agreement

Simultaneously with the Initial Public Offering, the Underwriter fully exercised the over-allotment option to purchase an additional 1,500,000 Units at an offering price of $10.00 per Unit for an aggregate purchase price of $15,000,000.

The Underwriter was paid a cash underwriting discount of $0.20 per Unit, or $2,300,000 in the aggregate, upon the closing of the Initial Public Offering. In addition, $0.45 per unit, or $5,175,000 in the aggregate will be payable to the Underwriter for deferred underwriting commissions. The deferred fee will become payable to the Underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”). For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the unaudited condensed statements of operations. For derivative instruments that are classified as equity, the derivative instruments are initially measured at fair value (or allocated value), and subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity.

Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A Ordinary Shares that were sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies ordinary shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Class A Ordinary Shares sold as part of the Units in the Initial Public Offering were issued with other freestanding instruments (i.e., Public Warrants) and as such, the initial carrying value of Class A Ordinary Shares classified as temporary equity will be the allocated proceeds determined in accordance with ASC 470-20. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares are affected by charges against additional paid-in capital, if any, and accumulated deficit.

Net Loss Per Share

Net loss per share is computed by dividing net loss by the weighted average number ordinary shares outstanding for the period. The calculation of diluted loss per share does not consider the effect of the warrants issued in connection with the Initial Public Offering since the exercise of the warrants are contingent upon the occurrence of future events.

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recently completed quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Except as set forth below, as of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Prospectus in connection with the Initial Public Offering filed with the SEC on May 5, 2023. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

We depend on a variety of U.S. and multi-national financial institutions to provide us with banking services. The default or failure of one or more of the financial institutions that we rely on may adversely affect our business and financial condition.

We maintain the majority of our cash and cash equivalents in accounts with major U.S. and multi-national financial institutions, and our deposits at certain of these institutions exceed insured limits. Market conditions can impact the viability of these institutions. In the event of the failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our liquidity, business and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

On December 6, 2021, the Sponsor acquired 4,312,500 Founder Shares for an aggregate purchase price of $50,000 (or approximately $0.01 per share) which was settled by paying for certain expenses on behalf of the Company. On October 26, 2022, 287,500 Founder Shares were surrendered by our Sponsor for no consideration. These shares were then cancelled by the Company resulting in a decrease in the total number of Founder Shares outstanding from 4,312,500 shares to 4,025,000 shares. On February 7, 2023, 1,150,000 founder shares were surrendered and thereupon cancelled by the Company resulting in a decrease in the total number of founder shares outstanding from 4,025,000 shares to 2,875,000 shares. Upon cancellation, 375,000 Founder Shares were subjected to forfeiture if the over-allotment option was not exercised in full or in part by our underwriter. All share amounts and related information have been retroactively restated to reflect the surrenders and cancellations. On May 5, 2023, the full over-allotment option was exercised, and therefore, the 375,000 Founder Shares are no longer subject to forfeiture.

Simultaneously with the closing of the Initial Public Offering, on May 9, 2023, we consummated the the sale of and issued 538,000 and 57,500 Private Placement Shares to the Sponsor and the Underwriter, respectively, at a price of $10.00 per share, generating gross proceeds of $5,955,000.

These issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

No underwriting discounts or commissions were paid with respect to such sales.

Use of Proceeds

In connection with the Initial Public Offering, we incurred offering costs of $10,137,748 (including deferred underwriting commissions of $5,175,000). Other incurred offering costs consisted principally of preparation fees related to the Initial Public Offering. After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will be payable upon consummation of the initial Business Combination, if consummated) and the Initial Public Offering expenses, $116,725,000 of the net proceeds from our Initial Public Offering and the sale of the Private Placement Shares were placed in the Trust Account.

There has been no material change in the planned use of the proceeds from the Initial Public Offering and the sale of the Private Placement Shares as is described in the Company’s final prospectus related to the Initial Public Offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13(a)-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1250, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALCHEMY INVESTMENTS ACQUISITION CORP 1

June 21, 2023	By:	/s/ Mattia Tomba
Name: Mattia Tomba
Title: Co-Chief Executive Officer

June 21, 2023	By:	/s/ Harshana Sidath Jayaweera
Name: Harshana Sidath Jayaweera
Title: Chief Financial Officer