Form 10-Q
period 2023-06-30
Alchemy Investments Acquisition Corp 1
filed 2023-08-18
CIK 1901336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-41699

ALCHEMY INVESTMENTS ACQUISITION CORP 1

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

850 Library Avenue, Suite 204-F

Newark, DE 19711

Telephone: (212) - 877 - 1588

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A Ordinary Share, $0.0001 par value, and one-half of one redeemable warrant	ALCYU	The Nasdaq Stock Market LLC

Class A Ordinary Shares	ALCY	The Nasdaq Stock Market LLC

Redeemable warrants, each whole warrant exercisable for one Class A Ordinary Share at an exercise price of $11.50	ALCYW	The Nasdaq Stock Market LLC

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

As of August 17, 2023, there were 12,095,500 of the registrant’s Class A ordinary shares, par value $0.0001 per share, and 2,875,000 of the registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

ALCHEMY INVESTMENTS ACQUISITION CORP 1

CONDENSED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets:
Current assets:
Cash	$756,795	$—
Prepaid expenses - current	192,304	—
Total current assets	949,099	—
Investments held in Trust Account	117,549,187	—
Deferred offering costs	—	1,215,951
Prepaid expenses - non-current	142,699	—
Total Assets	$118,640,985	$1,215,951

Liabilities, Redeemable Class A Ordinary Shares and Shareholders’ (Deficit) Equity:
Current liabilities:
Accounts payable	$887,938	$—
Accrued expenses	82,045	—
Accrued expenses - related party	17,523	—
Accrued offering and formation costs	—	798,204
Promissory note - related party	—	376,497
Total current liabilities	987,506	1,174,701
Deferred underwriting fee payable	5,175,000	—
Total Liabilities	6,162,506	1,174,701

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value, 11,500,000 and 0 shares at redemption value of $10.21 and $0 per share as of June 30, 2023 and December 31, 2022, respectively	117,449,187	—

Shareholders’ (Deficit) Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; 595,500 shares issued and outstanding (excluding 11,500,000 shares subject to possible redemption) and 0 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	60	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 2,875,000 issued and outstanding(1)	288	288
Additional paid-in capital	—	49,712
Accumulated deficit	(4,971,056)	(8,750)
Total Shareholders’ (Deficit) Equity	(4,970,708)	41,250
Total Liabilities, Redeemable Ordinary Shares and Shareholders’ (Deficit) Equity	$118,640,985	$1,215,951
(1)	On December 6, 2021, the Company issued 4,312,500 Founder Shares to the Sponsor for $50,000. In connection with the issuance of new 4,312,500 Founder Shares to Sponsor for $50,000 on December 6, 2021, the Company repurchased and cancelled the 4,312,500 Founder Shares issued to the related party for a purchase price of $25,000. On October 26, 2022, 287,500 Founder Shares were surrendered and thereupon cancelled by the Company resulting in a decrease in the total number of Founder Shares outstanding from 4,312,500 shares to 4,025,000 shares. On February 7, 2023, 1,150,000 founder shares were surrendered and thereupon cancelled by the Company resulting in a decrease in the total number of founder shares outstanding from 4,025,000 shares to 2,875,000 shares. All share amounts and related information have been retroactively restated to reflect the surrenders and cancellations (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALCHEMY INVESTMENTS ACQUISITION CORP 1

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months	Three Months	Six Months	Six Months
	Ended June 30,	Ended June 30,	Ended June 30,	Ended June 30,
	2023	2022	2023	2022
Operating and formation costs	$260,699	$—	$260,920	$—
Loss from operations	(260,699)	—	(260,920)	—

Other income:
Gain on investments held in Trust Account	824,187	—	824,187	—
Dividend income	7,549	—	7,549	—
Total other income	831,736	—	831,736	—
Net income	$571,037	$—	$570,816	$—

Basic and diluted weighted average shares outstanding, Class A ordinary shares	6,988,222	—	3,494,256	—
Basic and diluted net income per share, Class A ordinary shares	$0.06	$—	$0.09	$—
Basic and diluted weighted average shares outstanding, Class B ordinary shares(1)	2,733,333	2,500,000	2,616,667	2,500,000
Basic and diluted net income per share, Class B ordinary shares	$0.06	$—	$0.09	$—
(1)	On December 6, 2021, the Company issued 4,312,500 Founder Shares to the Sponsor for $50,000. In connection with the issuance of new 4,312,500 Founder Shares to Sponsor for $50,000 on December 6, 2021, the Company repurchased and cancelled the 4,312,500 Founder Shares issued to the related party for a purchase price of $25,000. On October 26, 2022, 287,500 Founder Shares were surrendered and thereupon cancelled by the Company resulting in a decrease in the total number of Founder Shares outstanding from 4,312,500 shares to 4,025,000 shares. On February 7, 2023, 1,150,000 founder shares were surrendered and thereupon cancelled by the Company resulting in a decrease in the total number of founder shares outstanding from 4,025,000 shares to 2,875,000 shares. All share amounts and related information have been retroactively restated to reflect the surrenders and cancellations (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALCHEMY INVESTMENTS ACQUISITION CORP 1

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2023
					Additional		Total
	Class A Ordinary Shares		Class B Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at January 1, 2023	—	$—	2,875,000	$288	$49,712	$(8,750)	$41,250
Net loss	—	—	—	—	—	(221)	(221)
Balance at March 31, 2023	—	—	2,875,000	288	49,712	(8,971)	41,029
Proceeds from Initial Public Offering allocated to Public Warrants, net of offering costs	—	—	—	—	317,896	—	317,896
Proceeds from Private Placement Shares, net of offering costs	595,500	60	—	—	5,875,551	—	5,875,611
Initial remeasurement for Class A ordinary shares to redemption amount	—	—	—	—	(6,243,159)	(4,808,935)	(11,052,094)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	—	(724,187)	(724,187)
Net income	—	—	—	—	—	571,037	571,037
Balance at June 30, 2023	595,500	$60	2,875,000	$288	$—	$(4,971,056)	$(4,970,708)

THREE AND SIX MONTHS ENDED JUNE 30, 2022
					Additional		Total
	Class A Ordinary Shares		Class B Ordinary Shares		Paid-in	Accumulated	Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2022	—	$—	2,875,000	$288	$49,712	$(8,750)	$41,250
Net loss	—	—	—	—	—	—	—
Balance at March 31, 2022	—	—	2,875,000	288	49,712	(8,750)	41,250
Net loss	—	—	—	—	—	—	—
Balance at June 30, 2022	—	$—	2,875,000	$288	$49,712	$(8,750)	$41,250

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALCHEMY INVESTMENTS ACQUISITION CORP 1

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months	Six Months
	Ended June 30,	Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net income	$570,816	$—
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on investments held in trust account	(824,187)	—
Changes in operating assets and liabilities:
Prepaid expenses	(192,304)	—
Prepaid expenses - non-current	(142,699)	—
Accounts payable	72,676	—
Accrued expenses	82,045	—
Accrued expenses - related party	17,523	—
Net cash used in operating activities	(416,130)	—

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(116,725,000)	—
Net cash used in investing activities	(116,725,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Private Placement Shares	5,955,000	—
Proceeds from sale of Placement Units, net of underwriting discount paid	112,700,000	—
Proceeds from promissory note, related party	59,025	—
Repayment of promissory note, related party	(435,522)	—
Payment of offering costs	(380,578)	—
Net cash provided by financing activities	117,897,925	—

Net Change in Cash	756,795	—
Cash - Beginning of period	—	—
Cash - End of period	$756,795	$—

Supplemental disclosure of noncash financing activities:
Deferred underwriting fee payable	$5,175,000	$—
Initial remeasurement of Class A ordinary shares subject to redemption to redemption amount	$11,052,094	$—
Subsequent remeasurement of Class A common stock subject to redemption to redemption amount	$724,187	$—
Deferred offering costs included in accounts payable	$815,262	$—
Deferred offering costs included in accrued offering and formation costs	$—	$2,414
Deferred offering costs paid through notes payable to related party	$385,516	$30,737

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

As of June 30, 2023, the Company had not commenced any operations. All activity from October 27, 2021 (inception) through June 30, 2023 relates to the Company’s formation and initial public offering (“Initial Public Offering”), and subsequent pursuit of a target company to affect a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of investment income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

The Sponsor, officers and directors have agreed to (i) waive their redemption rights with respect to any Private Placement Shares held by them in connection with the completion of our initial Business Combination, (ii) waive their redemption rights with respect to any Private Placement Shares held by them in connection with a shareholder vote to approve an amendment to our Amended and Restated Memorandum and Articles of Association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or certain amendments to our charter prior thereto or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within 18 months from the closing of the Initial Public Offering or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, (iii) waive their rights to liquidating distributions from the Trust Account with respect to any Private Placement Shares held by them if we fail to complete our initial Business Combination within 18 months from the closing of the Initial Public Offering and (iv) vote any Private Placement Shares held by them in favor of our initial Business Combination.

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

Transaction costs related to the issuances described above amounted to $9,088,588, consisting of $2,300,000 of cash underwriting fees, $5,175,000 of deferred underwriting fees and $1,613,588 of other offering costs. In addition, at June 30, 2023, $756,795 of cash was held outside of the Trust Account and is available for working capital purposes.

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (as defined below) (excluding the amount of deferred underwriting discounts held in Trust and taxes payable on the income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company only intends to complete a Business Combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended (the “Investment Company Act”). Upon the closing of the Initial Public Offering, management has agreed that an amount equal to at least $10.15 per Unit sold in the Initial Public Offering, including the proceeds from the sale of the Private Placement Shares, will be held in a trust account located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

The Company provides the holders (the “Public Shareholders”) of the Company’s Public Shares with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholders meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders are entitled to redeem their Public Shares for a pro rata portion of the amount held in the Trust Account, plus any investment income earned thereon (less taxes payable). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the Underwriter (as discussed in Note 6). These Public Shares are recorded at a redemption value and classified as temporary equity in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity. If the Company seeks shareholder approval, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem the Public Shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or whether they were a public shareholder on the record date for the general meeting held to approve the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined below in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Sponsor has agreed to waive its redemption rights with respect to its Founder Shares and Public Shares in connection with the completion of a Business Combination.

On May 4, 2023, and in connection with the IPO, the Company adopted an Amended and Restated Memorandum and Articles of Association. The Amended and Restated Memorandum and Articles of Association provides that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), is restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares, without the prior consent of the Company. The Sponsor has agreed not to propose an amendment to the Amended and Restated Memorandum and Articles of Association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with a Business Combination or to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period or during any Extension Period (as defined

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

below) or (B) with respect to any other material provision relating to shareholders’ rights or pre-initial Business Combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

If the Company is unable to complete a Business Combination within 18 months from the closing of the Initial Public Offering (the “Combination Period”) and the Company’s shareholders have not further amended the Amended and Restated Memorandum and Articles of Association to extend such Combination Period (the “Extension Period”), the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including investment income earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest to pay dissolution expenses) divided by the number of the then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the warrants, which will expire worthless if the Company fails to complete an initial Business Combination within the Combination Period or during any Extension Period.

The Sponsor, officers and directors have agreed to waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares and Private Placement Shares if the Company fails to complete an initial Business Combination within the Combination Period or during any Extension Period. However, the Sponsor is entitled to liquidating distributions from the Trust Account with respect to its Public Shares if the Company fails to complete a Business Combination within the Combination Period or during any Extension Period. The Underwriter has agreed to waive their rights to the deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period or during any Extension Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than $10.15. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement (a “Target”), or any claim by a taxing authority, reduce the amount of funds in the Trust Account to below (i) $10.15 per Public Share or (ii) the lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of interest which may be withdrawn to pay taxes, provided that such liability will not apply to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under the Company’s indemnity of the Underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Going Concern and Liquidity

As of June 30, 2023, the Company had $756,795 in cash held outside of the Trust Account and a working capital deficit of $38,407.

The Company has incurred and expects to continue to incur significant costs in pursuit of the Company’s financing and acquisition plans. The Company anticipates that the cash held outside of the Trust Account as of June 30, 2023 will not be sufficient to allow the Company to operate for at least one year from the date these unaudited condensed financial statements are issued, and therefore substantial doubt about the Company’s ability to continue as a going concern exists. Management plans to address this uncertainty with

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

the successful closing of a Business Combination. The Company will have until November 9, 2024 to consummate a Business Combination. If a Business Combination is not consummated by November 9, 2024, there will be a mandatory liquidation and subsequent dissolution of the Company. The Company intends to complete the initial Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any Business Combination by November 9, 2024. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Risks and Uncertainties

As a result of the military action commenced in February 2022 by the Russian Federation and Belarus in the country of Ukraine and related economic sanctions, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. Further, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable. These unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

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

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses and disclosure of contingent assets and liabilities during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2023 and December 31, 2022.

Investments Held in Trust Account

As of June 30, 2023 the assets held in the Trust Account were held in money market funds, which were invested in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Such trading securities are presented on the unaudited condensed balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in Gain on investments held in Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. The Company had $117,549,187 in investments held in the Trust Account as of June 30, 2023.

Prepaid expenses

Prepaid expenses - current of $192,304 and prepaid expenses - non-current of $142,699 consists primarily of premiums for directors and officers’ liability insurance. These premiums will be amortized over the 2-year term of the agreement.

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

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

As of June 30, 2023, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheet is reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Warrants	(345,000)
Issuance costs allocated to Class A ordinary shares	(8,982,094)
Plus:
Remeasurement of carrying value to redemption value	11,776,281
Class A ordinary shares subject to possible redemption	$117,449,187

Offering Costs associated with the Initial Public Offering and sale of Private Placement Shares

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A - Expenses of Offering. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. The Company incurred offering costs amounting to $9,088,588, consisting of $2,300,000 of cash underwriting fees, $5,175,000 of deferred underwriting fees and $1,613,588 of other offering costs. As such, the Company recorded $8,982,094 of offering costs as a reduction of temporary equity and $106,494 of offering costs as a reduction of permanent equity.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, Income Taxes, which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2023 and December 31, 2022, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

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

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC Topic 260, Earnings Per Share. Net income per share is computed by dividing net income by the weighted-average number of shares outstanding during the period. Remeasurement associated with the redeemable Class A ordinary shares is excluded from net income per share as the redemption value approximates fair value. Therefore, the income per share calculation allocates income shared pro rata between Class A and Class B ordinary shares. As a result, the calculated net income (loss) per share is the same for Class A and Class B ordinary shares. The Company has not considered the effect of the Public Warrants to purchase an aggregate of 5,750,000 shares in the calculation of diluted net income per share, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted income per share is the same as basic income per share for the periods presented.

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2023		June 30, 2022		June 30, 2023		June 30, 2022
	Class A	Class B	Class A	Class B(1)	Class A	Class B	Class A	Class B(1)
Basic and diluted net income per ordinary share:
Numerator:
Net income	$410,483	$160,554	—	—	$326,395	$244,421	—	—

Denominator:
Basic and diluted weighted average shares outstanding	6,988,222	2,733,333	—	2,500,000	3,494,256	2,616,667	—	2,500,000
Basic and diluted net income per share	$0.06	$0.06	$—	$0.00	$0.09	$0.09	$—	$0.00
(1)	Excludes 375,000 Class B ordinary shares which are subject to forfeiture if the over-allotment option is not exercised in full or in part by the Underwriter for the three and six months ended June 30, 2023 and 2022 (see Note 5). In May 2023, the underwriter’s over-allotment option was exercised in full in conjunction with the Initial Public Offering, and the 375,000 Class B ordinary shares were no longer subject to forfeiture, and therefore such shares are included in the calculation of weighted average shares outstanding commencing at that date.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, Fair Value Measurement (“ASC 820”), approximates the carrying amounts represented in the condensed balance sheet.

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

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”). Derivative instruments are initially recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

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

The Public and Private Warrants are not precluded from equity classification, and have been accounted for as such since the date of issuance, and each balance sheet date thereafter as long as they continue to meet the requirements for equity classification.

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

NOTE 3. INITIAL PUBLIC OFFERING

The registration statement for the Company’s Initial Public Offering was declared effective on May 4, 2023. On May 9, 2023, the Company consummated the Initial Public Offering of 11,500,000 Units, including 1,500,000 Units issued pursuant to the exercise of the underwriter’s over-allotment option in full, generating gross proceeds of $115,000,000. Each Unit consisted of one Class A ordinary share and one-half of one redeemable warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share (see Note 7).

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 538,000 Private Placement Shares at a price of $10.00 per share in a private placement to the Sponsor, including 45,000 Private Placement Shares issued pursuant to the exercise of the underwriter’s over-allotment option in full, generating gross proceeds of $5,380,000. In addition, the underwriter also purchased an aggregate of 57,500 Private Placement Shares, at a price of $10.00 per Private Placement Share, generating gross proceeds of $575,000. In aggregate, a total of 595,500 Private Placement Shares were purchased in the private placement at the closing of the Initial Public Offering. A portion of the proceeds from the sale of the Private Placement Shares were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Shares held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Shares will likely be worthless.

Private Placement Shares are identical to the Class A Ordinary Shares included in the units sold in the Initial Public Offering, except that the Private Placement Shares: (i) are not transferable, assignable or salable until 30 days after the completion of our initial business combination and (ii) are entitled to registration rights.

The Sponsor, officers and directors have agreed to (i) waive their redemption rights with respect to any Private Placement Shares held by them in connection with the completion of our initial Business Combination, (ii) waive their redemption rights with respect to any Private Placement Shares held by them in connection with a shareholder vote to approve an amendment to our Amended and Restated Memorandum and Articles of Association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or certain amendments to our charter prior thereto or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within 18 months from the closing of the Initial Public Offering or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, (iii) waive their rights to liquidating distributions from the Trust Account with respect to any Private Placement Shares held by them if we fail to complete our initial Business Combination within 18 months from the closing of the Initial Public Offering and (iv) vote any Private Placement Shares held by them in favor of our initial Business Combination.

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

On October 26, 2022, 287,500 Founder Shares were surrendered by our Sponsor for no consideration. These shares were then cancelled by the Company resulting in a decrease in the total number of Founder Shares outstanding from 4,312,500 shares to 4,025,000 shares. On February 7, 2023, 1,150,000 founder shares were surrendered and thereupon cancelled by the Company resulting in a decrease in the total number of founder shares outstanding from 4,025,000 shares to 2,875,000 shares. Upon cancellation, 375,000 Founder Shares were subject to forfeiture if the over-allotment option was not exercised in full or in part by our underwriter. All share amounts and related information have been retroactively restated to reflect the surrenders and cancellations. On May 9, 2023, the full over-allotment option was exercised, and therefore, the 375,000 Founder Shares are no longer subject to forfeiture.

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The Founder Shares will automatically convert into shares of the Company’s Class A Ordinary Shares at any time at the option of the holders thereof or on the first business day following the completion of the initial Business Combination at a ratio such that the number of shares of the Class A Ordinary Shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20.0% of the sum of (i) the total number of shares of the Public Shares issued and outstanding upon completion of the Initial Public Offering, plus (ii) the sum of (a) the total number of shares of the Company’s ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or deemed issued by the Company in connection with or in relation to the completion of the initial Business Combination, excluding (1) any shares of the Company’s Class A Ordinary Shares or equity-linked securities exercisable or exchangeable for or convertible into shares of the Company’s Class A Ordinary Shares issued, or to be issued, to any seller in the initial Business Combination and (2) any shares issued to the Sponsor, officers or directors upon conversion of working capital loans, minus (b) the number of Public Shares redeemed by Public Shareholders in connection with the initial Business Combination.

Promissory Note - Related Party

On December 22, 2022, the Sponsor agreed to loan the Company an aggregate of up to $500,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note, as amended (the “Promissory Note”). This loan is non-interest bearing and payable on the earlier of (i) June 30, 2023 or (ii) the date on which Company consummates the Initial Public Offering. As of June 30, 2023 and December 31, 2022, the outstanding balance under the Promissory Note was $0 and $376,497, respectively. On May 9, 2023, the Company repaid the outstanding balance under the Promissory Note in full.

Administrative Support Agreement

The Company entered into an agreement commencing on May 4, 2023 through the earlier of the consummation of a Business Combination or the Company’s liquidation, to pay Alchemy Investment Management LLC, an affiliate of the Sponsor, a monthly fee of $10,000 for secretarial and administrative services. As of June 30, 2023, there was $17,097 in accrued expenses for expenses incurred under this agreement.

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

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of Founder Shares, Private Placement Shares and shares issued upon conversion of Working Capital Loans, if any, are entitled to registration rights pursuant to a registration rights agreement executed upon May 4, 2023. These holders are entitled to certain demand and “piggyback” registration rights. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

Underwriter Shares

Upon closing of the Initial Public Offering, the underwriters purchased 57,500 Class A ordinary shares (“Underwriter Shares”). The underwriters have agreed not to transfer, assign or sell the Underwriter Shares until the completion of the initial Business Combination. In addition, the underwriters have agreed (i) to waive its redemption rights with respect to the Underwriter Shares in connection with the completion of the initial Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to the Underwriter Shares if the Company fails to complete its initial Business Combination within 12 months (or up to 18 months if the Company extends such period) from the closing of the Initial Public Offering.

NOTE 7. SHAREHOLDERS’ (DEFICIT) EQUITY

Preference shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 479,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2023 there were 12,095,500 Class A ordinary shares issued and outstanding, including 11,500,000 Class A ordinary shares subject to possible redemption and classified as temporary equity. The remaining 595,500 shares are classified as permanent equity and are comprised of the Private Placement Shares. As of December 31, 2022, there were no Class A ordinary shares issued or outstanding.

Class B ordinary shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each share. As of June 30, 2023 and December 31, 2022, there were 2,875,000 Class B Ordinary Shares issued and outstanding. Of the 2,875,000 Class B ordinary shares outstanding, up to 375,000 shares were subject to forfeiture to the extent that the Underwriter’s over-allotment option was not exercised in full or in part, so that the initial shareholders will collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. On May 9, 2023, the Underwriter exercised the over-allotment option in full, so those shares are no longer subject to forfeiture.

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

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

The Company accounts for the 5,750,000 Public Warrants issued in connection with the Initial Public Offering in accordance with the guidance contained in ASC 815-40. Such guidance provides that the warrants described above are not precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity. As of June 30, 2023 and December 31, 2022, there were 5,750,000 and 0 Public Warrants outstanding, respectively.

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of June 30, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. There were no financial assets measured at fair value on a recurring basis as of December 31, 2022.

	Amount at Fair
Description	Value	Level 1	Level 2	Level 3
June 30, 2023 (Unaudited)
Assets
Investments held in Trust Account:
U.S. Treasury Securities	$117,549,187	$117,549,187	$—	$—

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the unaudited condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. The Company did not identify any subsequent events that required adjustment to or disclosure in the unaudited condensed financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Quarterly Report, words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to the Company’s management. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the Cayman Islands on October 27, 2021 formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. We have not selected any business combination target. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering (the “Initial Public Offering”) and the sale of the private placement shares, shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing or other sources.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the three months ended June 30, 2023 were organizational activities, those necessary to prepare for our Initial Public Offering, described below, and those related to the search for a potential business combination target. We do not expect to generate any operating revenues until after the completion of our initial business combination. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2023, we had net income of $571,037, which resulted from operating and formation costs of $260,699, offset by a gain on investments held in the Trust Account of $824,187 and dividend income of $7,549.

For the three months ended June 30, 2022, there was no operating activity.

For the six months ended June 30, 2023, we had net income of $570,816, which resulted from operating and formation costs of $260,920, offset by a gain on investments held in the Trust Account of $824,187 and dividend income of $7,549.

For the six months ended June 30, 2022, there was no operating activity.

Liquidity, Capital Resources and Going Concern

For the six months ended June 30, 2023, net cash used in operating activities was $416,130, which was due to our net income of $570,816, offset by a gain on investments held in the Trust Account of $824,187 and changes in working capital of  $162,759.

There were no cash flows from operating activities for the six months ended June 30, 2022.

For the six months ended June 30, 2023, net cash used in investment activities was $116,725,000, which was due to the investment of cash into the Trust Account.

There were no cash flows from investing activities for the six months ended June 30, 2022

For the six months ended June 30, 2023, net cash provided by financing activities was $117,897,925, which was due to proceeds from the sale of Private Placement Shares of  $5,955,000, proceeds from sale of Placement Units, net of underwriting discount paid of $112,700,000, and proceeds from the promissory note, related party of $59,025 offset by the repayment of the promissory note, related party of $435,522 and the payment of offering costs of $380,578.

There were no cash flows from financing activities for the six months ended June 30, 2022.

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

Transaction costs related to the issuances described above amounted to $9,088,588, consisting of $2,300,000 of cash underwriting fees, $5,175,000 of deferred underwriting fees and $1,613,588 of other offering costs.

As of June 30, 2023, the Company had $756,795 in cash held outside of the Trust Account and a working capital deficit of $38,407.

The Company has incurred and expects to continue to incur significant costs in pursuit of the Company’s financing and acquisition plans. The Company anticipates that the cash held outside of the Trust Account as of June 30, 2023 will not be sufficient to allow the Company to operate for at least one year from the date these unaudited condensed financial statements are issued, and therefore substantial doubt about the Company’s ability to continue as a going concern exists. Management plans to address this uncertainty with the successful closing of a Business Combination. The Company will have until November 9, 2024 to consummate a Business Combination. If a Business Combination is not consummated by November 9, 2024, there will be a mandatory liquidation and subsequent dissolution of the Company. The Company intends to complete the initial Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any Business Combination by November 9, 2024. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2023 and December 31, 2022.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A Ordinary Shares that were sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies ordinary shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Class A Ordinary Shares sold as part of the Units in the Initial Public Offering were issued with other freestanding instruments (i.e., Public Warrants) and as such, the initial carrying value of Class A Ordinary Shares classified as temporary equity are the allocated proceeds determined in accordance with ASC 470-20. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares are affected by charges against additional paid-in capital, if any, and accumulated deficit.

Net Income Per Ordinary Share

Net income per share is computed by dividing net income by the weighted-average number of shares outstanding during the period. Remeasurement associated with the redeemable Class A ordinary shares is excluded from net income per share as the redemption value approximates fair value. Therefore, the income per share calculation allocates income shared pro rata between Class A and Class B common stock. As a result, the calculated net income (loss) per share is the same for Class A and Class B common stock. The Company has not considered the effect of the Public Warrants to purchase an aggregate of 5,750,000 shares in the calculation of diluted net income per share, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted income per share is the same as basic income per share for the periods presented.

Recent Accounting Standards

Management does not believe that there are any recently issued, but not yet effective, accounting standards, that if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

Simultaneously with the closing of the Initial Public Offering, on May 9, 2023, we consummated the sale of and issued 538,000 and 57,500 Private Placement Shares to the Sponsor and the Underwriter, respectively, at a price of $10.00 per share, generating gross proceeds of $5,955,000.

These issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

No underwriting discounts or commissions were paid with respect to such sales.

Use of Proceeds

In connection with the Initial Public Offering, we incurred offering costs of $9,088,588 (including deferred underwriting commissions of $5,175,000). Other incurred offering costs consisted principally of preparation fees related to the Initial Public Offering. After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will be payable upon consummation of the initial Business Combination, if consummated) and the Initial Public Offering expenses, $116,725,000 of the net proceeds from our Initial Public Offering and the sale of the Private Placement Shares were placed in the Trust Account.

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

ALCHEMY INVESTMENTS ACQUISITION CORP 1

August 17, 2023	By:	/s/ Mattia Tomba
Name: Mattia Tomba
Title: Co-Chief Executive Officer

August 17, 2023	By:	/s/ Harshana Sidath Jayaweera
Name: Harshana Sidath Jayaweera
Title: Chief Financial Officer