Form 10-Q
period 2023-09-30
Alchemy Investments Acquisition Corp 1
filed 2023-11-16
CIK 1901336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 15, 2023, there were 12,095,500 of the registrant’s Class A ordinary shares, par value $0.0001 per share, and 2,875,000 of the registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

ALCHEMY INVESTMENTS ACQUISITION CORP 1

CONDENSED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets:
Current assets:
Cash	$424,173	$—
Prepaid expenses - current	205,696	—
Total current assets	629,869	—
Investments held in Trust Account	119,080,489	—
Deferred offering costs	—	1,215,951
Prepaid expenses - non-current	100,213	—
Total Assets	$119,810,571	$1,215,951

Liabilities, Redeemable Class A Ordinary Shares and Shareholders’ (Deficit) Equity:
Current liabilities:
Accounts payable	$712,574	$—
Accrued expenses	23,566	—
Accrued expenses - related party	58,485	—
Accrued offering and formation costs	—	798,204
Promissory note - related party	—	376,497
Total current liabilities	794,625	1,174,701
Deferred underwriting fee payable	5,175,000	—
Total Liabilities	5,969,625	1,174,701

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value, 11,500,000 and 0 shares at redemption value of $10.35 and $0 per share as of September 30, 2023 and December 31, 2022, respectively	118,980,488	—

Shareholders’ (Deficit) Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; 595,500 shares issued and outstanding (excluding 11,500,000 shares subject to possible redemption) and 0 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	60	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 2,875,000 issued and outstanding(1)	288	288
Additional paid-in capital	—	49,712
Accumulated deficit	(5,139,890)	(8,750)
Total Shareholders’ (Deficit) Equity	(5,139,542)	41,250
Total Liabilities, Redeemable Ordinary Shares and Shareholders’ (Deficit) Equity	$119,810,571	$1,215,951
(1)	On December 6, 2021, the Company issued 4,312,500 Founder Shares to the Sponsor for $50,000. In connection with the issuance of new 4,312,500 Founder Shares to Sponsor for $50,000 on December 6, 2021, the Company repurchased and cancelled the 4,312,500 Founder Shares issued to the related party for a purchase price of $25,000. On October 26, 2022, 287,500 Founder Shares were surrendered and thereupon cancelled by the Company resulting in a decrease in the total number of Founder Shares outstanding from 4,312,500 shares to 4,025,000 shares. On February 7, 2023, 1,150,000 Founder Shares were surrendered and thereupon cancelled by the Company resulting in a decrease in the total number of Founder Shares outstanding from 4,025,000 shares to 2,875,000 shares. All share amounts and related information have been retroactively restated to reflect the surrenders and cancellations (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALCHEMY INVESTMENTS ACQUISITION CORP 1

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months	Three Months	Nine Months	Nine Months
	Ended September 30,	Ended September 30,	Ended September 30,	Ended September 30,
	2023	2022	2023	2022
Operating and formation costs	$174,629	$—	$435,549	$—
Loss from operations	(174,629)	—	(435,549)	—

Other income:
Gain on investments held in Trust Account	1,531,302	—	2,355,489	—
Dividend income	5,794	—	13,343	—
Total other income	1,537,096	—	2,368,832	—
Net income	$1,362,467	$—	$1,933,283	$—

Basic and diluted weighted average shares outstanding, Class A ordinary shares-redeemable	11,500,000	—	6,088,235	—
Basic and diluted net income per share, Class A ordinary shares-redeemable	$0.09	$—	$0.21	$—
Basic and diluted weighted average shares outstanding, Class A ordinary shares-non-redeemable	595,500	—	315,265	—
Basic and diluted net income per share, Class A ordinary shares-non-redeemable	$0.09	$—	$0.21	$—
Basic and diluted weighted average shares outstanding, Class B ordinary shares-non-redeemable(1)	2,875,000	2,500,000	2,704,044	2,500,000
Basic and diluted net income per share, Class B ordinary shares-non-redeemable	$0.09	$—	$0.21	$—
(1)	On December 6, 2021, the Company issued 4,312,500 Founder Shares to the Sponsor for $50,000. In connection with the issuance of new 4,312,500 Founder Shares to Sponsor for $50,000 on December 6, 2021, the Company repurchased and cancelled the 4,312,500 Founder Shares issued to the related party for a purchase price of $25,000. On October 26, 2022, 287,500 Founder Shares were surrendered and thereupon cancelled by the Company resulting in a decrease in the total number of Founder Shares outstanding from 4,312,500 shares to 4,025,000 shares. On February 7, 2023, 1,150,000 Founder Shares were surrendered and thereupon cancelled by the Company resulting in a decrease in the total number of Founder Shares outstanding from 4,025,000 shares to 2,875,000 shares. All share amounts and related information have been retroactively restated to reflect the surrenders and cancellations (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALCHEMY INVESTMENTS ACQUISITION CORP 1

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023
					Additional		Total
	Class A Ordinary Shares		Class B Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at January 1, 2023	—	$—	2,875,000	$288	$49,712	$(8,750)	$41,250
Net loss	—	—	—	—	—	(221)	(221)
Balance at March 31, 2023	—	—	2,875,000	288	49,712	(8,971)	41,029
Proceeds from Initial Public Offering allocated to Public Warrants, net of offering costs	—	—	—	—	317,896	—	317,896
Proceeds from Private Placement Shares, net of offering costs	595,500	60	—	—	5,875,551	—	5,875,611
Initial remeasurement for Class A ordinary shares to redemption amount	—	—	—	—	(6,243,159)	(4,808,935)	(11,052,094)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	—	(724,187)	(724,187)
Net income	—	—	—	—	—	571,037	571,037
Balance at June 30, 2023	595,500	60	2,875,000	288	—	(4,971,056)	(4,970,708)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	—	(1,531,301)	(1,531,301)
Net income	—	—	—	—	—	1,362,467	1,362,467
Balance at September 30, 2023	595,500	$60	2,875,000	$288	$—	$(5,139,890)	$(5,139,542)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022
					Additional		Total
	Class A Ordinary Shares		Class B Ordinary Shares		Paid-in	Accumulated	Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2022	—	$—	2,875,000	$288	$49,712	$(8,750)	$41,250
Net loss	—	—	—	—	—	—	—
Balance at March 31, 2022	—	—	2,875,000	288	49,712	(8,750)	41,250
Net loss	—	—	—	—	—	—	—
Balance at June 30, 2022	—	—	2,875,000	288	49,712	(8,750)	41,250
Net loss	—	—	—	—	—	—	—
Balance at September 30, 2022	—	$—	2,875,000	$288	$49,712	$(8,750)	$41,250

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALCHEMY INVESTMENTS ACQUISITION CORP 1

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months	Nine Months
	Ended September 30,	Ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net income	$1,933,283	$—
Adjustments to reconcile net income to net cash used in operating activities:
Gain on investments held in trust account	(2,355,489)	—
Changes in operating assets and liabilities:
Prepaid expenses	(205,696)	—
Prepaid expenses - non-current	(100,213)	—
Accounts payable	(102,688)	—
Accrued expenses	23,566	—
Accrued expenses - related party	58,485	—
Net cash used in operating activities	(748,752)	—

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(116,725,000)	—
Net cash used in investing activities	(116,725,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Private Placement Shares	5,955,000	—
Proceeds from sale of Placement Units, net of underwriting discount paid	112,700,000	—
Proceeds from promissory note, related party	59,025	—
Repayment of promissory note, related party	(435,522)	—
Payment of offering costs	(380,578)	—
Net cash provided by financing activities	117,897,925	—

Net Change in Cash	424,173	—
Cash - Beginning of period	—	—
Cash - End of period	$424,173	$—

Supplemental disclosure of noncash financing activities:
Deferred underwriting fee payable	$5,175,000	$—
Initial remeasurement of Class A ordinary shares subject to redemption to redemption amount	$11,052,094	$—
Subsequent remeasurement of Class A common stock subject to redemption to redemption amount	$2,255,489	$—
Deferred offering costs included in accounts payable	$815,262	$—
Deferred offering costs included in accrued offering and formation costs	$—	$262,563
Deferred offering costs paid through notes payable to related party	$385,516	$99,739

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

As of September 30, 2023, the Company had not commenced any operations. All activity from October 27, 2021 (inception) through September 30, 2023 relates to the Company’s formation and initial public offering (“Initial Public Offering”), and subsequent pursuit of a target company to affect a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of investment income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Transaction costs related to the issuances described above amounted to $9,088,588, consisting of $2,300,000 of cash underwriting fees, $5,175,000 of deferred underwriting fees and $1,613,588 of other offering costs. In addition, at September 30, 2023, $424,173 of cash was held outside of the Trust Account and is available for working capital purposes.

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

Going Concern and Liquidity

As of September 30, 2023, the Company had $424,173 in cash held outside of the Trust Account and a working capital deficit of $164,756.

The Company has incurred and expects to continue to incur significant costs in pursuit of the Company’s financing and acquisition plans. The Company anticipates that the cash held outside of the Trust Account as of September 30, 2023 will not be sufficient to allow the Company to operate for at least one year from the date these unaudited condensed financial statements are issued, and therefore

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

substantial doubt about the Company’s ability to continue as a going concern exists. Management plans to address this uncertainty with the successful closing of a Business Combination. The Company will have until November 9, 2024 to consummate a Business Combination. If a Business Combination is not consummated by November 9, 2024, there will be a mandatory liquidation and subsequent dissolution of the Company. The Company intends to complete the initial Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any Business Combination by November 9, 2024. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Risks and Uncertainties

As a result of the military action by the Russian Federation and Belarus in the country of Ukraine and related economic sanctions and, in recent weeks, the armed conflict in Israel and the Gaza Strip, and to some degree, the COVID-19 pandemic, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. Further, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable. These unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The interim results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

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

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2023 and December 31, 2022.

Investments Held in Trust Account

As of September 30, 2023 the assets held in the Trust Account were held in money market funds, which were invested in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Such trading securities are presented on the unaudited condensed balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in Gain on investments held in Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. The Company had $119,080,489 in investments held in the Trust Account as of September 30, 2023.

Prepaid expenses

Prepaid expenses - current of $205,696 and prepaid expenses - non-current of $100,213 consists primarily of premiums for directors and officers’ liability insurance. These premiums will be amortized over the 2-year term of the agreement.

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

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

As of September 30, 2023, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheet is reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Warrants	(345,000)
Issuance costs allocated to Class A ordinary shares	(8,982,094)
Plus:
Remeasurement of carrying value to redemption value	13,307,582
Class A ordinary shares subject to possible redemption	$118,980,488

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

Income Taxes

The Company accounts for income taxes under ASC Topic 740, Income Taxes, which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2023 and December 31, 2022, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

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

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC Topic 260, Earnings Per Share. Net income per share is computed by dividing net income by the weighted-average number of shares outstanding during the period. Remeasurement associated with the redeemable Class A ordinary shares is excluded from net income per share as the redemption value approximates fair value. Therefore, the income per share calculation allocates income shared pro rata between redeemable Class A ordinary shares, non-redeemable Class A ordinary shares and Class B ordinary shares. As a result, the calculated net income (loss) per share is the same for redeemable Class A ordinary shares, non-redeemable Class A ordinary shares and Class B ordinary shares. The Company has not considered the effect of the Public Warrants to purchase an aggregate of 5,750,000 shares in the calculation of diluted net income per share, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted income per share is the same as basic income per share for the periods presented.

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	Three Months Ended			Three Months Ended			Nine Months Ended			Nine Months Ended
	September 30, 2023			September 30, 2022			September 30, 2023			September 30, 2022
	Class A-	Class A-	Class B-	Class A-	Class A-	Class B-	Class A-	Class A-	Class B-	Class A-	Class A-	Class B-
	redeemable	non-redeemable	non-redeemable	redeemable	non-redeemable	non-redeemable(1)	redeemable	non-redeemable	non-redeemable	redeemable	non-redeemable	non-redeemable(1)
Basic and diluted net income per ordinary share:
Numerator:
Net income	$1,046,616	$54,197	$261,654	—	—	—	$1,292,366	$66,922	$573,995	—	—	—

Denominator:
Basic and diluted weighted average shares outstanding	11,500,000	595,500	2,875,000	—	—	2,500,000	6,088,235	315,265	2,704,044	—	—	2,500,000
Basic and diluted net income per share	$0.09	$0.09	$0.09	$—	$—	$0.00	$0.21	$0.21	$0.21	—	—	$0.00
(1)	Excludes 375,000 Class B ordinary shares which are subject to forfeiture if the over-allotment option is not exercised in full or in part by the Underwriter for the three and nine months ended September 30, 2023 and 2022 (see Note 5). In May 2023, the underwriter’s over-allotment option was exercised in full in conjunction with the Initial Public Offering, and the 375,000 Class B ordinary shares were no longer subject to forfeiture, and therefore such shares are included in the calculation of weighted average shares outstanding commencing at that date.

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

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

Promissory Note - Related Party

On December 22, 2022, the Sponsor agreed to loan the Company an aggregate of up to $500,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note, as amended (the “Promissory Note”). This loan is non-interest bearing and payable on the earlier of (i) June 30, 2023 or (ii) the date on which Company consummates the Initial Public Offering. As of September 30, 2023 and December 31, 2022, the outstanding balance under the Promissory Note was $0 and $376,497, respectively. On May 9, 2023, the Company repaid the outstanding balance under the Promissory Note in full.

Administrative Support Agreement

The Company entered into an agreement commencing on May 4, 2023 through the earlier of the consummation of a Business Combination or the Company’s liquidation, to pay Alchemy Investment Management LLC, an affiliate of the Sponsor, a monthly fee of $10,000 for secretarial and administrative services. As of September 30, 2023, there was $47,097 in accrued expenses for expenses incurred under this agreement.

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

NOTE 7. SHAREHOLDERS’ (DEFICIT) EQUITY

Preference shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 479,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2023 there were 12,095,500 Class A ordinary shares issued and outstanding, including 11,500,000 Class A ordinary shares subject to possible redemption and classified as temporary equity. The remaining 595,500 shares are classified as permanent equity and are comprised of the Private Placement Shares. As of December 31, 2022, there were no Class A ordinary shares issued or outstanding.

Class B ordinary shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each share. As of September 30, 2023 and December 31, 2022, there were 2,875,000 Class B Ordinary Shares issued and outstanding. Of the 2,875,000 Class B ordinary shares outstanding, up to 375,000 shares were subject to forfeiture to the extent that the Underwriter’s over-allotment option was not exercised in full or in part, so that the initial shareholders will collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. On May 9, 2023, the Underwriter exercised the over-allotment option in full, so those shares are no longer subject to forfeiture.

NOTE 8. WARRANTS

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A Ordinary Shares issuable upon exercise of the warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or holders are permitted to exercise their warrants on a cashless basis under certain circumstances as a result of the Company’s failure to have an effective registration statement by the 60th business day after the closing of the initial Business Combination). The Company has agreed that as soon as practicable after the closing of its initial Business Combination, the Company will use its best efforts to file with the SEC and have an

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

effective registration statement covering the Class A Ordinary Shares issuable upon exercise of the warrants and will use its best efforts to cause the same to become effective and to maintain a current prospectus relating to those Class A Ordinary Shares until the warrants expire or are redeemed. If the shares issuable upon exercise of the warrants are not registered under the Securities Act by the 60th business day following the closing of its initial Business Combination, the Company will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available.

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

The Company accounts for the 5,750,000 Public Warrants issued in connection with the Initial Public Offering in accordance with the guidance contained in ASC 815-40. Such guidance provides that the warrants described above are not precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity. As of September 30, 2023 and December 31, 2022, there were 5,750,000 and 0 Public Warrants outstanding, respectively.

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of September 30, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. There were no financial assets measured at fair value on a recurring basis as of December 31, 2022.

	Amount at Fair
Description	Value	Level 1	Level 2	Level 3
September 30, 2023 (Unaudited)
Assets
Investments held in Trust Account:
U.S. Treasury Securities	$119,080,489	$119,080,489	$—	$—

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the three months ended September 30, 2023 were organizational activities, those necessary to prepare for our Initial Public Offering, described below, and those related to the search for a potential business combination target. We do not expect to generate any operating revenues until after the completion of our initial business combination. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2023, we had net income of $1,362,467, which resulted from operating and formation costs of $174,629, offset by a gain on investments held in the Trust Account of $1,531,302 and dividend income of $5,794.

For the three months ended September 30, 2022, there was no operating activity.

For the nine months ended September 30, 2023, we had net income of $1,933,283, which resulted from operating and formation costs of $435,549, offset by a gain on investments held in the Trust Account of $2,355,489 and dividend income of $13,343.

For the nine months ended September 30, 2022, there was no operating activity.

Liquidity, Capital Resources and Going Concern

For the nine months ended September 30, 2023, net cash used in operating activities was $748,752, which was due to our net income of $1,933,283, offset by a gain on investments held in the Trust Account of $2,355,489 and changes in working capital of  $326,546.

There were no cash flows from operating activities for the nine months ended September 30, 2022.

For the nine months ended September 30, 2023, net cash used in investment activities was $116,725,000, which was due to the investment of cash into the Trust Account.

There were no cash flows from investing activities for the nine months ended September 30, 2022

For the nine months ended September 30, 2023, net cash provided by financing activities was $117,897,925, which was due to proceeds from the sale of Private Placement Shares of  $5,955,000, proceeds from sale of Placement Units, net of underwriting discount paid of $112,700,000, and proceeds from the promissory note, related party of $59,025 offset by the repayment of the promissory note, related party of $435,522 and the payment of offering costs of $380,578.

There were no cash flows from financing activities for the nine months ended September 30, 2022.

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

As of September 30, 2023, the Company had $424,173 in cash held outside of the Trust Account and a working capital deficit of $164,756.

The Company has incurred and expects to continue to incur significant costs in pursuit of the Company’s financing and acquisition plans. The Company anticipates that the cash held outside of the Trust Account as of September 30, 2023 will not be sufficient to allow the Company to operate for at least one year from the date these unaudited condensed financial statements are issued, and therefore substantial doubt about the Company’s ability to continue as a going concern exists. Management plans to address this uncertainty with the successful closing of a Business Combination. The Company will have until November 9, 2024 to consummate a Business Combination. If a Business Combination is not consummated by November 9, 2024, there will be a mandatory liquidation and subsequent dissolution of the Company. The Company intends to complete the initial Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any Business Combination by November 9, 2024. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2023 and December 31, 2022.

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

Net Income Per Ordinary Share

Net income per share is computed by dividing net income by the weighted-average number of shares outstanding during the period. Remeasurement associated with the redeemable Class A ordinary shares is excluded from net income per share as the redemption value approximates fair value. Therefore, the income per share calculation allocates income shared pro rata between redeemable Class A ordinary shares, non-redeemable Class A ordinary shares and Class B ordinary shares. As a result, the calculated net income (loss) per share is the same for redeemable Class A ordinary shares, non-redeemable Class A ordinary shares and Class B ordinary shares. The Company has not considered the effect of the Public Warrants to purchase an aggregate of 5,750,000 shares in the calculation of diluted net income per share, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted income per share is the same as basic income per share for the periods presented.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

ALCHEMY INVESTMENTS ACQUISITION CORP 1

November 15, 2023	By:	/s/ Mattia Tomba
Name: Mattia Tomba
Title: Co-Chief Executive Officer

November 15, 2023	By:	/s/ Harshana Sidath Jayaweera
Name: Harshana Sidath Jayaweera
Title: Chief Financial Officer