Form 10-K
period 2023-12-31
Alchemy Investments Acquisition Corp 1
filed 2024-04-16
CIK 1901336

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                          to                                             .

Commission File Number: 001-41699

ALCHEMY INVESTMENTS ACQUISITION CORP 1

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

850 Library Avenue, Suite 204-F Newark, DE	19711
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212)  877 - 1588

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol:	Name of Each Exchange on Which Registered:
Units, each consisting of one Class A Ordinary Share, $0.0001 par value, and one-half of one redeemable warrant	ALCYU	The Nasdaq Stock Market LLC

Class A Ordinary Shares	ALCY	The Nasdaq Stock Market LLC

Redeemable warrants, each whole warrant exercisable for one Class A Ordinary Share at an exercise price of $11.50	ALCYW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

At June 30, 2023, the aggregate market value of the registrant’s voting and non-voting ordinary shares held by non-affiliates was $118.5 million.

As of April 16, 2024, there were 12,095,500 of the registrant’s Class A ordinary shares, par value $0.0001 per share, and 2,875,000 of the registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

Documents Incorporated by Reference: None.

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this “Report”), references to:

●	“amended and restated memorandum and article of association” are to the second amended and restated memorandum and articles of association that the company has adopted;
●	“board of directors” are to the board of directors of the company;
●	“Class A Ordinary Shares” are to our Class A Ordinary Shares of par value $0.0001 per share in the share capital of the company;
●	“Class B Ordinary Shares” are to our Class B Ordinary Shares of par value $0.0001 per share in the share capital of the company;
●	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands, as the same may be amended from time to time;
●	“directors” are to our current directors;
●	“founder shares” are to our Class B Ordinary Shares initially purchased by our sponsor in a private placement prior to our initial public offering, and our Class A Ordinary Shares issuable upon the conversion thereof as provided herein;
●	“initial public offering” are to our initial public offering consummated on May 9, 2023;
●	“management” or our “management team” are to our officers and directors;
●	“Non-Executive Chairman” are to the director on a board of directors of a company organized under the laws of the Cayman Islands that assumes the roles and responsibilities typically associated with a chairman of a board of directors, but is neither an officer nor formally appointed as chairman of the board of directors of such company under Cayman Islands law;
●	“Ordinary Shares” are to our Class A Ordinary Shares and our Class B Ordinary Shares, collectively;
●	“placement shares” are to the shares purchased by our sponsor and Cantor in the private placement;
●	“private placement” are to the private placement to our sponsor and Cantor of an aggregate of 595,500 placement shares at a price of $10.00 per placement share, for an aggregate purchase price of $5,955,000, which occurred simultaneously with the completion of our initial public offering;
●	“public shares” are to our Class A Ordinary Shares sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market);
●	“public shareholders” are to the holders of our public shares, including our sponsor and management team to the extent our sponsor and/or members of our management team purchase public shares, provided that our sponsor’s and member of our management team’s status as a “public shareholder” shall only exist with respect to such public shares;
●	“public warrants” or “warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market, including warrants that may be acquired by our sponsor or its affiliates in the open market);

●	“representative” or “Cantor” are to Cantor Fitzgerald & Co., the representative of the underwriters in our initial public offering;
●	“sponsor” are to Alchemy DeepTech Capital LLC, a Delaware limited liability company;
●	“underwriters” are to the underwriters of our initial public offering, for which the representative is acting as representative; and
●	“we,” “us,” “company” or “our company” are to Alchemy Investments Acquisition Corp 1, a Cayman Islands exempted company.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Report may include, for example, statements about:

●	our ability to select an appropriate target business or businesses in our target industry or otherwise;
●	our ability to complete our initial business combination in our target industry or otherwise;
●	our expectations around the performance of the prospective target business or businesses in the remote sensing, telecommunications, financial trading, environmental monitoring, greenhouse gas emissions monitoring, business intelligence, precision agriculture, infrastructure monitoring, space traffic monitoring and management, data science, including their adjacent industries;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our pool of prospective target businesses in remote sensing, telecommunications, financial trading, environmental monitoring, greenhouse gas emissions monitoring, business intelligence, precision agriculture, infrastructure monitoring, space traffic monitoring and management, data science, including their adjacent industries;
●	our ability to consummate an initial business combination due to the uncertainty resulting from geopolitical events like the conflicts between Russia and Ukraine and between Israel and Hamas, economic impacts such as persistent inflation and rising interest rates and major public health crises like the coronavirus (“COVID-19”) pandemic;
●	the ability of our officers and directors to generate a number of potential business combination opportunities;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the trust account established in connection with our initial public offering (the “trust account”) or available to us from interest income on the trust account balance;
●	the trust account not being subject to claims of third parties; or
●	our financial performance.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the section of this Report entitled “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under “Risk Factors” may not be exhaustive.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Report. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this Report, those results or developments may not be indicative of results or developments in subsequent periods.

v

SUMMARY OF RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those highlighted in the section title “Risk Factors,” that represent challenges that we face in connection with the successful implementation of our strategy. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may adversely affect our ability to effect a business combination, and may have an adverse effect on our business, cash flows, financial condition and results of operations. Such risks include, but are not limited to:

●	we are a newly formed company without an operating history;
●	as a result of the low initial price paid by our sponsor for the founder shares, our sponsor, its affiliates, and our management team stand to make a substantial profit even if an initial business combination subsequently declines in value or is unprofitable for our public shareholders;
●	in the event we do not consummate a business combination within 18 months from the closing of our initial public offering, the founders shares and placement shares will expire worthless giving them incentive to enter into a transaction that may not be profitable for our public shareholders;
●	our ability to continue as a “going concern;”
●	lack of opportunity to vote on our proposed business combination;
●	lack of protections afforded to investors of blank check companies;
●	issuance of equity and/or debt securities to complete a business combination;
●	lack of working capital;
●	third-party claims reducing the per-share redemption price;
●	negative interest rate for securities in which we invest the funds held in the trust account;
●	our shareholders being held liable for claims by third parties against us;
●	failure to enforce our sponsor’s indemnification obligations;
●	the ability of warrant holders to obtain a favorable judicial forum for disputes with our company;
●	dependence on key personnel;
●	conflicts of interest of our sponsor, officers and directors and the representative;
●	the delisting of our securities by Nasdaq;
●	dependence on a single target business with a limited number of products or services;
●	shares being redeemed and warrants becoming worthless;
●	our competitors with advantages over us in seeking business combinations;
●	our ability to obtain additional financing;

●	the issuance of shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;
●	our sponsor controlling a substantial interest in us;
●	warrants’ and founder shares’ adverse effect on the market price of our Ordinary Shares;
●	disadvantageous timing for redeeming warrants;
●	registration rights’ adverse effect on the market price of our Ordinary Shares;
●	if our initial business combination involves a company organized under the laws of a state of the United States, it is possible a 1% U.S. federal excise tax will be imposed on us in connection with redemptions of our ordinary shares after or in connection with such initial business combination;
●	business combination with a company located in a foreign jurisdiction;
●	changes in laws or regulations; tax consequences to business combinations; and
●	the other risks and uncertainties discussed in “Risk Factors” and elsewhere in this Report.

PART I

Item 1. BUSINESS

General

We are a blank check company incorporated on October 27, 2021, as a Cayman Islands exempted company for the purpose of completing a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to as our initial business combination. We have neither engaged in any operations nor generated any revenue to date. We have reviewed a number of opportunities to enter into an initial business combination.

While we may pursue an initial business combination opportunity in any business, industry, sector or geographical location, we intend to look at deep technology with a focus on data analytics. We plan to focus on companies acquiring, processing, analyzing, and utilizing data acquired from a variety of systems and sources. This data may be used to enable and deliver applications such as: remote sensing, telecommunications, financial trading, environmental monitoring, greenhouse gas emissions monitoring, business intelligence, precision agriculture, infrastructure monitoring, space traffic monitoring and management, data science, and their adjacent industries. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor.

Our Management Team

We will seek to capitalize on the experience and networks of our management team. Our team consists of seasoned and experienced professionals who have experience in equity investments, finance, business operations and management, as well as deal negotiation. We believe our team has the ability to source attractive deals and find good investment opportunities from private and public sources in their networks.

Other members of our management also have extensive experience in sourcing and evaluating potential investment targets, and have developed a proprietary network of business leaders, investors and intermediaries that we believe can generate deal flow for us.

Our management team is led by Steven M. Wasserman, our Non-Executive Chairman, Mattia Tomba and Vittorio Savoia, our Co-Chief Executive Officers (“co-CEOs”), and Harshana Sidath Jayaweera, our Chief Financial Officer. The other members of our board of directors are Debbie S. Zoldan. Pablo Terpollili and Carlo Tursi. With their support, we intend to conduct a disciplined process of deal origination and evaluation, due diligence, and investment.

Our group of independent directors provide public company governance, executive leadership, operational oversight, private equity investment management and capital markets experience. Our board members have extensive experience, having served as directors or officers for numerous publicly-listed and privately-owned companies. Our directors have experience with acquisitions, divestitures and corporate strategy and implementation, which we believe will significantly benefit us as we evaluate potential acquisition or merger candidates as well as following the completion of our initial business combination.

We believe our management team is uniquely positioned to take advantage of the growing set of acquisition opportunities in the remote sensing, telecommunications, financial trading, environmental monitoring, greenhouse gas emissions monitoring, business intelligence, precision agriculture, infrastructure monitoring, space traffic monitoring and management, data science, including their adjacent industries and that our contacts and relationships, ranging from owners and management teams of private and public companies, private equity funds, investment bankers, attorneys, to accountants and business brokers will allow us to generate an attractive transaction for our shareholders.

The past performance of the members of our management team or their affiliates is not a guarantee that we will be able to identify a suitable candidate for our initial business combination or of success with respect to any business combination we may consummate and certain members of our management team do not have previous experience with special purpose acquisition companies or blank check companies. However, we believe that the skills and professional network of our management team will enable us to identify, structure and consummate a business combination. You should not rely on the historical record of the performance of our management team or any of its affiliates’ performance as indicative of our future performance.

Business Strategy

While we may pursue an initial business combination opportunity in any business, industry, sector or geographical location, we intend to look at deep technology with a focus on data analytics. We plan to focus on companies acquiring, processing, analyzing, and utilizing data acquired from a variety of systems and sources. This data may be used to enable and deliver applications such as: remote sensing, telecommunications, financial trading, environmental monitoring, greenhouse gas emissions monitoring, business intelligence, precision agriculture, infrastructure monitoring, space traffic monitoring and management, data science, and their adjacent industries.

We believe there is a diverse set of opportunities globally where value can be unlocked by accessing international capital markets. We believe our management team is uniquely qualified to use its extensive networks and experience to source and execute a business combination. Possible acquisitions may involve special situations in which significant value can be created by recapitalization, providing growth capital and allowing the company to use its listing to engage in additional consolidations in its industry.

We intend to capitalize on the operating experience and contacts of Steven M. Wasserman, our Non-Executive Chairman, and Mattia Tomba and Vittorio Savoia, our co-CEOs, along with the other members of our management team in consummating an initial business combination. These individuals have extensive transactional experience and a broad network of contacts to assist in our search for a target business.

Competitive Advantages

We intend to capitalize on the following competitive advantages in our pursuit of a target company:

Leadership of an Experienced Management Team. Our management team is led by Steven M. Wasserman, our Non-Executive Chairman, Mattia Tomba and Vittorio Savoia, our co-CEOs.

We have the flexibility to explore upstream and downstream business combination opportunities. We believe we are well positioned to take advantage of both upstream and downstream business combination opportunities. If we pursue an upstream business combination, we will seek a business combination with a company that already has operational assets in space. However, we do not intend to pursue a business combination with traditional space companies which focus on the institutional space business. If we pursue a downstream business combination with a data-analytics company, we may then pursue further M&A transactions to merge with, or acquire, a company that has the ability to source data.

Status as a Publicly Listed Acquisition Company. We believe our structure makes us an attractive business combination partner to prospective target businesses. As a publicly listed company, we offer a target business an alternative to the traditional initial public offering process. We believe that target businesses will favor this alternative, which we believe is less expensive, while offering greater certainty of execution, than the traditional initial public offering process. During an initial public offering, there are typically underwriting fees and marketing expenses, which would be costlier than a business combination with us. Furthermore, once a proposed business combination is approved by our shareholders (if applicable) and the transaction is consummated, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriter’s ability to complete the offering, as well as general market conditions that could prevent the offering from occurring. Once public, we believe our target business would have greater access to capital and additional means of creating management incentives that are better aligned with shareholders’ interests than it would as a private company. This can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented management staff.

Established Deal Sourcing Network. We believe the strong track record of our management team provides access to quality initial business combination partners. In addition, through our management team, we believe we have contacts and sources from which to generate acquisition opportunities and possibly seek complementary follow-on business arrangements. These contacts and sources include those in government, private and public companies, private equity and venture capital funds, investment bankers, attorneys and accountants.

Strong Financial Position and Flexibility. With the funds held in our trust account, we can offer a target business a variety of options to facilitate a business combination and fund future expansion and growth of its business. Because we are able to consummate a business combination using the cash proceeds from our initial public offering, our share capital, debt or a combination of the foregoing, we have the flexibility to use an efficient structure allowing us to tailor the consideration to be paid to the target business to address the needs of the parties. However, if a business combination requires us to use substantially all of our cash to pay for the purchase price, we may need to arrange third party financing to help fund our business combination. Since we have no specific business combination under consideration, we have not taken any steps to secure third party financing.

Industry Opportunity

The deep tech industry is emerging as one of the most promising industries globally, with significant economic potential in many different areas of application. The deep tech industry refers to economic activities related to the development and application of technology solutions that represent a substantial scientific or engineering challenge.

Our focus is in particular on data analytics, which is the process of sourcing, extracting and examining data sets to find trends and draw conclusions about the information they contain. This represents possible applications for a lot of industries, such as energy, agriculture, telecommunications, financial services, aerospace, logistics and pharmaceuticals. The market size related to data analytics market was already valued in 2021 at over $240 billion and is expected to have a significant growth that will lead to a market value of over $650 billion by 2029. Data analytics development relies on the development of artificial intelligence technologies such as machine learning, deep reinforcement learning, computer vision and natural language processing. According to the McKinsey “Technology Trends Outlook 2022”, the applied AI sector has the highest innovation score of all the trends studied, and is one of the main areas of investments, having attracted an estimated $104 billion in 2022.

Acquisition Criteria

The focus of our management team is to create shareholder value by leveraging its experience to improve the efficiency of the business while implementing strategies to grow revenue and profits organically and/or through acquisitions. Consistent with our strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. While we intend to use these criteria and guidelines in evaluating prospective businesses, we may deviate from these criteria and guidelines should we see fit to do so:

Strong Growth Potential. As a result of the space and data economy and related services’ strong growth over the past several decades, there are a large number of domestic and regional companies with principal business operations which are serving the ever-increasing emerging needs of the economy. In addition, we intend to target businesses that have historically demonstrated revenue growth and possess favorable future growth characteristics, combined with a durable business model that is resistant to macroeconomic volatility. We will seek target businesses for which we can provide strategic advice, access to sufficient capital and effective operational expertise, to grow the business.

Unique Market Position. We intend to seek target businesses with an industry or businesses that have leading competitive technology, unique brand equity and/or product competences. In particular, we intend to seek businesses that may be at a point of achieving high growth and require additional expertise or capital to help drive their further expansion.

Benefit from Capital Markets. We intend to seek to acquire a target with an experienced operating management team that may lack experience with the capital markets but that has the ambition to take advantage of the improved liquidity and additional capital that can come from a successful listing in the United States. The access to the capital markets could allow such a target business to accelerate its growth and build capital profile.

Middle-Market Businesses. We intend to seek target businesses with a total enterprise value of at least $500 million. We believe there are a considerable number of potential target businesses within this valuation range that can benefit from new capital for scalable operations to generate substantial revenue and earnings growth.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant.

Initial Business Combination

The Nasdaq Stock Market LLC (“Nasdaq”) rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors.

We anticipate structuring our initial business combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the prior owners of the target business, the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital share, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% fair market value test. If the business combination involves more than one target business, the 80% fair market value test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as our initial business combination for purposes of a tender offer or for seeking shareholder approval, as applicable.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we expect to conduct a thorough due diligence review which will encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information which will be made available to us.

Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Sourcing of Potential Initial Business Combination Targets

Certain members of our management team have spent significant portions of their careers working with businesses or government agencies involving remote sensing, telecommunications, financial trading, environmental monitoring, greenhouse gas emissions monitoring, business intelligence, precision agriculture, infrastructure monitoring, space traffic monitoring and management, data science, including their adjacent industries, and have developed a wide network of professional services contacts and business relationships in those industries.

We believe that the network of contacts and relationships of our management team provides us with an important source of acquisition opportunities. In addition, we anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity groups, investment banks, consultants, accounting firms and large business enterprises.

Members of our management team and our independent directors directly or indirectly own founder shares and/or placement shares and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. The low price that the members of our management team paid for the founder shares creates an incentive whereby our officers and directors could potentially make a substantial profit even if the company selects an acquisition target that subsequently declines in value and is unprofitable for public investors. In the event we do not consummate a business combination within 18 months from the closing of the initial public offering, the founder shares and placement shares will expire worthless which could create an incentive for our officers and directors to complete a transaction even if the company selects an acquisition target that subsequently declines in value and is unprofitable for public investors. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

In addition, each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination. Our amended and restated memorandum and articles of association provides that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

In addition, certain of our officers and directors presently sponsor and any of them or our sponsor may in the future sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As a public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. Following an initial business combination, we believe the target business would have greater access to capital and additional means of creating management incentives that are better aligned with shareholders’ interests than it would as a private company. A target business can further benefit by augmenting its profile among potential new customers and vendors and aid in attracting talented employees. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares in the target business for our Class A Ordinary Shares (or shares of a new holding company) or for a combination of our Class A Ordinary Shares and cash, allowing us to tailor the consideration to the specific needs of the sellers.

Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more expeditious and cost effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses in the initial public offering process, including underwriting discounts and commissions, marketing and road show efforts that may not be present to the same extent in connection with an initial business combination with us.

Furthermore, once a proposed initial business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Following an initial business combination, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with shareholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team’s backgrounds make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek shareholder approval of any proposed initial business combination, negatively.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”) , as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A Ordinary Shares that is held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our Class A Ordinary Shares held by non-affiliates equals or exceeds $250 million as of the end of the prior June 30, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our Class A Ordinary Shares held by non-affiliates exceeds $700 million as of the prior June 30.

Financial Position

With $115,489,565 available in the trust account as of December 31, 2023, after payment of $5,175,000 of deferred underwriting fees and before fees and expenses associated with our initial business combination (other than deferred underwriting fees), we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting Our Initial Business Combination

We are not presently engaged in, and we will not engage in, any substantive commercial business for an indefinite period of time following our initial public offering. We intend to utilize cash derived from the proceeds of our initial public offering and the private placement of the placement shares, as well as our equity, debt or a combination of these, in effecting a business combination which has not yet been identified. Accordingly, investors in our securities are investing without first having an opportunity to evaluate the specific merits or risks of any one or more business combinations. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth. While we may seek to effect simultaneous business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.

We will either (1) seek shareholder approval of our initial business combination at a general meeting called for such purpose at which shareholders may seek to redeem their shares, regardless of whether they vote for or against the proposed business combination or do not vote at all, into their pro rata share of the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (less taxes payable), or (2) provide our shareholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (less taxes payable), in each case subject to the limitations described herein. The decision as to whether we will seek shareholder approval of our proposed business combination or allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. If we decide to allow shareholders to sell their shares to us in a tender offer, we will file tender offer documents with the Securities and Exchange Commission (the “SEC”) which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules. If we seek shareholder approval of our initial business combination, we will consummate our initial business combination only if approved as an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shares held by shareholders who attend and vote at a general meeting of the company to approve the business combination or as a special resolution under Cayman Islands law, which requires the affirmative vote of at least a two-thirds (2/3) majority of the shares held by shareholders who attend and vote at a general meeting of the company to approve the business combination to the extent that such business combination is structured as a merger.

We have 18 months from the closing of our initial public offering to consummate our initial business combination. If we anticipate that we may not be able to consummate our initial business combination within such 18 month period, we may seek shareholder approval of the amendments to our amended and restated memorandum and articles of association for any extension beyond 18 months at a meeting called for such purpose. Public shareholders will be offered the opportunity to vote on and redeem their shares in connection with any such extension.

If we are unable to consummate an initial business combination within the applicable time period, we will redeem 100% of our issued and outstanding public shares for a pro rata portion of the funds held in the trust account, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, subject to applicable law and as further described herein, and then seek to liquidate and dissolve. We expect the pro rata redemption price to be approximately $10.15 per Class A Ordinary Share, without taking into account any interest earned on such funds. However, we cannot assure you that we will in fact be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public shareholders.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A Ordinary Shares, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. If we raise additional funds through equity or convertible debt issuances, our existing shareholders may suffer significant dilution and these securities could have rights that rank senior to our Class A Ordinary Shares. If we raise additional funds through the incurrence of indebtedness, such indebtedness would have rights that are senior to our equity securities and could contain covenants that restrict our operations. In addition, we intend to target businesses larger than we could acquire with the net proceeds of our initial public offering and the sale of the placement shares, and may as a result be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our initial business combination. In the case of an initial business combination funded with assets other than the trust account assets, our proxy materials or tender offer documents disclosing the initial business combination would disclose the terms of the financing and, only if required by applicable law or share exchange requirements, we would seek shareholder approval of such financing. There are no prohibitions on our ability to raise funds privately, or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers and investment professionals, as a result of being solicited by us by calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read this Report and know what types of businesses we are targeting. Our officers and directors, as well as our sponsor and their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors and our sponsor and their affiliates. We may engage the services of professional firms or other individuals that specialize in business acquisitions. If we engage such firms or individuals, we may pay a finder’s fee, consulting fee, advisory fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors be paid any finder’s fee, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation by the company prior to, or in connection with any services rendered for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). None of our sponsor, executive officers or directors, or any of their respective affiliates, will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective business combination target in connection with a contemplated initial business combination except as set forth herein. We pay Alchemy Investment Management LLC, an affiliate of our sponsor, a total of $10,000 per month for secretarial and administrative support services and to reimburse our sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an initial business combination candidate.

We are not prohibited from pursuing an initial business combination with a target that is affiliated with our sponsor, officers or directors or making the initial business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a target that is affiliated with our sponsor, officers or directors, we, or a committee of our independent and disinterested directors, would obtain an opinion from an independent investment banking firm or from an independent entity that commonly renders valuation opinions that the business combination is fair to our shareholders from a financial point of view. We are not required to obtain such an opinion in any other context.

As more fully discussed in the section of this Report entitled “Directors, Executive Officers And Corporate Governance — Conflicts of Interest,” if any of our officers or directors becomes aware of an initial business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

Selection of a Target Business and Structuring of our Initial Business Combination

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. The fair market value of our initial business combination will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation, a valuation based on trading multiples of comparable public businesses or a valuation based on the financial metrics of M&A transactions of comparable businesses. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Subject to this requirement, our management will virtually have unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

In any case, we will only complete an initial business combination in which we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be taken into account for purposes of Nasdaq’s 80% fair market value test. There is no basis for investors in our securities to evaluate the possible merits or risks of any target business with which we may ultimately complete our initial business combination.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective business target, we expect to conduct a thorough due diligence review, which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial and other information that will be made available to us.

Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. In addition, we intend to focus our search for an initial business combination in a single industry. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and
●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following an initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC. However, we will seek shareholder approval if it is required by applicable law or applicable stock exchange listing requirements, or we may decide to seek shareholder approval for business or other legal reasons. Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether shareholder approval is currently required under Cayman Islands law for each such transaction.

Type of Transaction	Whether Shareholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under Nasdaq’s listing rules, shareholder approval would be required for our initial business combination if, for example:

●	we issue Class A Ordinary Shares that will be equal to or in excess of 20% of the number of Class A Ordinary Shares then outstanding (other than in a public offering);
●	any of our directors, officers or substantial shareholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in outstanding ordinary shares or voting power of 5% or more; or
●	the issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

Permitted Purchases of our Securities

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or their affiliates may purchase public shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination where otherwise permissible under applicable law, rules and regulations. Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), our sponsor, directors, officers, advisors or their affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares or not redeem their public shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material nonpublic information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. None of the funds held in the trust account will be used to purchase shares or public warrants in such transactions prior to completion of our initial business combination.

The purpose of any such transaction could be to (1) reduce the number of public warrants outstanding or vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination or (2) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our Class A Ordinary Shares or warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, officers, directors and/or their affiliates anticipate that they may identify the shareholders with whom our sponsor, officers, directors or their affiliates may pursue privately negotiated purchases by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors or their affiliates enter into a private purchase, they would identify and contact only potential selling shareholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such shareholder has already submitted a proxy with respect to our initial business combination. Our sponsor, officers, directors or their affiliates will only purchase public shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our sponsor, officers, directors and/or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsor, officers, directors and/or their affiliates will not make purchases of ordinary shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. We expect that any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchases are subject to such reporting requirements.

Redemption Rights for Public Shareholders upon Completion of our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A Ordinary Shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the trust account (less taxes payable), divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be approximately $10.15 per public share, as increased for any interest earned on the funds in the trust account. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their public Class A Ordinary Shares upon the completion of our initial business combination either (i) in connection with a shareholder meeting called to approve the initial business combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed initial business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under the law or stock exchange listing requirement. Under Nasdaq rules, asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would require shareholder approval. If we structure an initial business combination with a target company in a manner that requires shareholder approval, we will not have discretion as to whether to seek a shareholder vote to approve the proposed initial business combination. We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC unless shareholder approval is required by law or stock exchange listing requirements or we choose to seek shareholder approval for business or other legal reasons. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with such rules.

If shareholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain shareholder approval for business or other legal reasons, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and
●	file proxy materials with the SEC.

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.

If we seek shareholder approval, we will complete our initial business combination only if approved as an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shares held by shareholders who attend and vote at a general meeting of the company to approve the business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital share of the company representing a majority of the voting power of all outstanding shares of capital share of the company entitled to vote at such meeting. Our sponsor will count toward this quorum and pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote any founder shares and placement shares held by them and any public shares acquired during or after our initial public offering (including in open market and privately negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding Ordinary Shares voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our sponsor’s founder shares and our sponsor’s placement shares, we would need 4,072,251 or 35.2%, of the 11,557,500 Class A Ordinary Shares sold in our initial public offering and in the private placement to the representative in connection with our initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all of the outstanding shares are voted). These quorum and voting thresholds, and the voting agreements of our sponsor, may make it more likely that we will consummate our initial business combination. Each public shareholder may elect to redeem its public shares irrespective of whether they vote for or against or abstain from voting on the proposed transaction.

If a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other legal reasons, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase our Class A Ordinary Shares in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination. The proposed initial business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed initial business combination. In the event the aggregate cash consideration we would be required to pay for all Class A Ordinary Shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all Class A Ordinary Shares submitted for redemption will be returned to the holders thereof.

Limitation on Redemption upon Completion of our Initial Business Combination if we Seek Shareholder Approval

Notwithstanding the foregoing, if we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the public shares sold in our initial public offering, which we refer to as the “Excess Shares,” without our prior consent. Such restriction shall also be applicable to our affiliates. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed initial business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in our initial public offering without our prior consent, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with an initial business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Tendering Share Certificates in Connection with Redemption Rights

We may require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the proxy material on the proposal to approve the initial business combination, or to deliver their shares to the transfer agent electronically using the DTC’s DWAC System, at the holder’s option. The proxy materials that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public shareholders to satisfy such delivery requirements. Accordingly, a public shareholder would have up to the date set forth in the proxy material to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short exercise period, it is advisable for shareholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many special purpose acquisition companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the shareholders’ vote on an initial business combination, and a holder could simply vote against a proposed initial business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the initial business combination was approved, the company would contact such shareholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the shareholder then had an “option window” after the completion of the initial business combination during which he or she could monitor the price of the company’s share in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which shareholders were aware they needed to commit before the shareholder meeting, would become “option” rights surviving past the completion of the initial business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the initial business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time with the approval of the board of directors. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed initial business combination is not completed, we may continue to try to complete an initial business combination with a different target until 18 months from the closing of our initial public offering.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated memorandum and articles of association provides that we will have only 18 months from the closing of our initial public offering to complete our initial business combination. If we are unable to complete our initial business combination within such 18-month period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the 18-month time period.

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares or placement shares held by them if we fail to complete our initial business combination within 18 months from the closing of our initial public offering. However, if our sponsor, officers or directors acquire public shares in or after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within 18 months from the closing of our initial public offering.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or certain amendments to our amended and restated memorandum and articles of association prior thereto or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of our initial public offering or (ii) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their Class A Ordinary Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account (less taxes payable), divided by the number of then outstanding public shares.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $309,472 of proceeds held outside the trust account (as of December 31, 2023), although we cannot assure you that there will be sufficient funds for such purpose. We will depend on sufficient interest being earned on the proceeds held in the trust account to pay any tax obligations we may owe. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay such taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering and the sale of the placement shares, other than the proceeds deposited in the trust account, and without taking into account interest earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be $10.15. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than $10.15. Under Section 140 of the Companies Act, in a voluntary winding up of the Company, the property of the Company shall be applied in satisfaction of its liabilities before any distribution of the remaining assets to our shareholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. Marcum LLP, our independent registered public accounting firm, and the underwriters of our initial public offering, did not execute agreements with us waiving such claims to the monies held in the trust account.

In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, or any claim by a taxing authority, reduce the amount of funds in the trust account to below the lesser of (i) $10.15 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.15 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (i) $10.15 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.15 per public share.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We have access to up to $309,472 of the proceeds of our initial public offering and the sale of the placement shares held out of the trust account (as of December 31, 2023) with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors.

If we file a bankruptcy petition, winding up petition or an involuntary bankruptcy petition or winding up petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.15 per share to our public shareholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or certain amendments to our amended and restated memorandum and articles of association prior thereto or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of our initial public offering or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, and (iii) the redemption of all of our public shares if we are unable to complete our business combination within 18 months from the closing of our initial public offering, subject to applicable law. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the initial business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights as described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic business combinations. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. This inherent limitation gives others an advantage in pursuing the initial business combination of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination. While we believe there may be numerous potential target businesses that we could acquire with the net proceeds of our initial public offering, our ability to compete in acquiring certain sizable target businesses may be limited by our available financial resources.

The following also may not be viewed favorably by certain target businesses:

●	our obligation to seek shareholder approval of a business combination or obtain the necessary financial information to be sent to shareholders in connection with such business combination may delay or prevent the completion of a transaction;
●	our obligation to convert public shares held by our public shareholders may reduce the resources available to us for a business combination;
●	Nasdaq may require us to file a new listing application and meet its initial listing requirements to maintain the listing of our securities following a business combination;
●	our outstanding warrants and the potential future dilution they represent;
●	our obligation to pay the deferred underwriting discounts and commissions to Cantor upon consummation of our initial business combination;
●	our obligation to either repay or issue shares upon conversion of up to $1,500,000 of working capital loans that may be made to us by our sponsor, officers, directors or their affiliates;
●	our obligation to register the resale of the insider shares, as well as the placement shares and any securities issued to our sponsor, officers, directors or their affiliates upon conversion of working capital loans; and

●	the impact on the target business’ assets as a result of unknown liabilities under the securities laws or otherwise depending on developments involving us prior to the consummation of a business combination.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as ours in acquiring a target business with significant growth potential on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Facilities

We maintain our principal executive office at 850 Library Avenue, Suite 204-F, Newark, DE 19711 and our telephone number is (212) 877-1588. Our corporate website address is https://alchemyinvest.co. We consider our current office space adequate for our current operations.

Employees

We have three executive officers. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the business combination and the stage of the business combination process the company is in. Accordingly, once management locates a suitable target business to acquire, they will spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time to our affairs) than they would prior to locating a suitable target business. We presently expect our executive officers to devote such amount of time as they reasonably believe is necessary to our business (which could range from only a few hours a week while we are trying to locate a potential target business to a majority of their time as we move into serious negotiations with a target business for a business combination). We do not intend to have any full time employees prior to the consummation of a business combination.

Periodic Reporting and Financial Information

We have registered our units, Class A Ordinary Shares and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. The SEC maintains an internet site at http://www.sec.gov that contains such reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.

We will provide shareholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to shareholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential targets we may conduct an initial business combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with GAAP or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2024 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, we will be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination. We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Law. As an exempted company, we have applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Law (2018 Revision) of the Cayman Islands, for a period of 20 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A Ordinary Shares that are held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. References herein to “emerging growth company” will have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our Class A Ordinary Shares held by non-affiliates equals or exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our Class A Ordinary Shares held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter.

Item 1A. RISK FACTORS

An investment in our securities involves a high degree of risk. You should consider carefully the material risks described below, which we believe represent the material risks related to our securities, together with the other information contained in this Report, before making a decision to invest in our securities. This Report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks described below.

Risks Associated with Our Business

We are a blank check company with no operating history and, accordingly, you will not have any basis on which to evaluate our ability to achieve our business objective.

We are a blank check company with no operating results to date. Since we do not have an operating history, you will have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire an operating business. We will not generate any revenues until, at the earliest, after the consummation of a business combination.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2023, we had $309,742 in cash and a working capital deficit of $343,564. We have incurred and expect to continue to incur significant costs in pursuit of our business combination plans. We cannot assure you that our plans to raise capital or to consummate an initial business combination will be successful. If we are unable to raise additional funds to alleviate liquidity needs and complete a business combination by November 9, 2024 (as such date may be extended by approval of the company’s shareholders), then we will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Report do not include any adjustments that might result from our inability to continue as a going concern.

If we are unable to consummate a business combination, our public shareholders may be forced to wait more than 18 months before receiving liquidation distributions.

We have 18 months from the consummation of our initial public offering in which to complete a business combination. We have no obligation to return funds to investors prior to such date unless we consummate a business combination prior thereto and only then in cases where investors have sought to redeem their shares. Only after the expiration of this full time period will public shareholders be entitled to liquidation distributions if we are unable to complete a business combination. Accordingly, investors’ funds may be unavailable to them until after such date and to liquidate your investment, you may be forced to sell your securities potentially at a loss.

The requirement that we complete an initial business combination within a specific period of time may give potential target businesses leverage over us in negotiating our initial business combination and may limit the amount of time we have to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to consummate our initial business combination on terms that would produce value for our shareholders.

We have 18 months from the consummation of our initial public offering to complete an initial business combination. Any potential target business with which we enter into negotiations concerning a business combination will be aware of this requirement. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete a business combination with that particular target business, we may be unable to complete a business combination with any other target business. This risk will increase as we get closer to the time limits referenced above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

You will not be entitled to protections normally afforded to investors of blank check companies.

Since the net proceeds of our initial public offering are intended to be used to complete a business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules which would, for example, completely restrict the transferability of our securities, restrict the use of interest earned on the funds held in the trust account and require us to complete a business combination within 18 months from the closing of the offering. Because we are not subject to Rule 419, our units were immediately tradable, we are entitled to withdraw amounts from the funds held in the trust account prior to the completion of a business combination and we may have more time to complete an initial business combination.

Our sponsor paid an aggregate of $50,000 for the founder shares, or approximately $0.0116 per founder share. As a result of this low initial price, our sponsor, its affiliates and our management team stand to make a substantial profit even if an initial business combination subsequently declines in value or is unprofitable for our public shareholders.

As a result of the low acquisition cost of our founder shares, our sponsor, its affiliates and our management team could make a substantial profit even if we select and consummate an initial business combination with an acquisition target that subsequently declines in value or is unprofitable for our public shareholders. Thus, such parties may have more of an economic incentive for us to enter into an initial business combination with a riskier, weaker-performing or financially unstable business, or an entity lack an established record of revenues or earnings, than would be the case if such parties had paid the full offering price for their founder shares.

In the event that we do not consummate a business combination within 18 months from the closing of our initial public offering, the founders shares and placement shares will expire worthless.

In the event the company does not consummate a business combination within 18 months from the closing of our initial public offering, the founder shares and placement shares will expire worthless which could create an incentive for our officers and directors to complete a transaction even if the company selects an acquisition target that subsequently declines in value and is unprofitable for public investors.

We may issue additional Ordinary Shares, preference shares or debt securities to complete a business combination, which would reduce the equity interest of our shareholders and likely cause a change in control of our ownership.

Immediately after our initial public offering and the full exercise of the underwriters’ over-allotment option, there were 458,279,500 authorized but unissued Class A Ordinary Shares available for issuance (after appropriate reservation for the issuance of the shares underlying the founder shares and the public warrants). Although we have no commitment as of the date of this Report, we may issue a substantial number of additional Class A Ordinary Shares, Class B Ordinary Shares or preference shares, or a combination of Class A Ordinary Shares, Class B Ordinary Shares and preference shares, to complete a business combination. The issuance of additional Class A Ordinary Shares, Class B Ordinary Shares or preference shares:

●	may significantly reduce the equity interest of current investors in our securities;
●	may subordinate the rights of holders of Ordinary Shares if we issue preference shares with rights senior to those afforded to our Ordinary Shares;
●	may cause a change in control if a substantial number of Ordinary Shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and
●	may adversely affect prevailing market prices for our Ordinary Shares.

Similarly, if we issue debt securities, it could result in:

●	default and foreclosure on our assets if our operating revenues after a business combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;
●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;
●	our inability to pay dividends on our Ordinary Shares;
●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Ordinary Shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure or abandon a particular business combination.

Since we have not yet identified any prospective target business, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our initial public offering prove to be insufficient, either because of the size of the business combination, the depletion of the available net proceeds in search of a target business, or the obligation to redeem for cash (or purchase in any tender offer) a significant number of shares from redeeming shareholders, we will be required to seek additional financing. Such financing may not be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after a business combination.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share liquidation price received by shareholders may be less than $10.15.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements, they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third-party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third-party that has not executed a waiver if management believes that such third-party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not consummated an initial business combination within 18 months from the closing of our initial public offering, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.15 per public share initially held in the trust account, due to claims of such creditors. Pursuant to the letter agreement between the company, the sponsor and the company’s officers and directors, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, or any claim by a taxing authority, reduce the amounts in the trust account to below the lesser of (i) $10.15 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.15 per public share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriter of our initial public offering against certain liabilities, including liabilities under the Securities Act and liabilities related to our initial business combination. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third-party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.15 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them.

Our amended and restated memorandum and articles of association provides that we will continue in existence only until 18 months from the consummation of our initial public offering if a business combination has not been consummated by such time. If we are unable to complete an initial business combination during such time period, it will trigger our automatic winding up, liquidation and dissolution. As such, our shareholders could potentially be liable for any claims to the extent of distributions received by them pursuant to such process and any liability of our shareholders may extend beyond the date of such distribution. Accordingly, we cannot assure you that third parties, or us under the control of an official liquidator, will not seek to recover from our shareholders amounts owed to them by us.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our company to claims, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offense and may be liable to pay a fine and/or subject to imprisonment.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

In recent months, the market for directors and officers liability insurance for special purpose acquisition companies has changed. The premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. There can be no assurance that these trends will not continue.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity will likely need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

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

Changes to laws or regulations or in how such laws or regulations are interpreted or applied, or a failure to comply with any laws, regulations, interpretations or applications, may adversely affect our business, including our ability to negotiate and complete our initial business combination.

We are subject to the laws and regulations, and interpretations and applications of such laws and regulations, of national, regional, state and local governments and applicable non-U.S. jurisdictions. In particular, we are required to comply with certain SEC and potentially other legal and regulatory requirements, and our consummation of an initial business combination may be contingent upon our ability to comply with certain laws, regulations, interpretations and applications and any post-business combination company may be subject to additional laws, regulations, interpretations and applications. Compliance with, and monitoring of, the foregoing may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination. A failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination.

On January 24, 2024, the SEC issued final rules (the “2024 SPAC Rules”), effective as of 125 days following the publication of the 2024 SPAC Rules in the Federal Register, that formally adopted some of the SEC’s proposed rules for SPACs that were released on March 30, 2022. The 2024 SPAC Rules, among other items, impose additional disclosure requirements in business combination transactions involving SPACs and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, including requiring disclosure of all material bases of the projections and all material assumptions underlying the projections; increase the potential liability of certain participants in proposed business combination transactions; and could impact the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. The 2024 SPAC Rules may materially adversely affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

Recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial business combination.

Although the U.S. inflation rate has decreased in the fourth quarter, it remains well above the historic levels over the past several decades. Such increased inflation and interest rates in the United States and elsewhere may lead to (i) increased price volatility for publicly traded securities, including ours, (ii) increased borrowing costs and higher risk-free rates, (iii) other national, regional and international economic disruptions, and (iv) uncertainty regarding the valuation of target businesses, any of which could make it more difficult for us to consummate an initial business combination.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by difficult market and geopolitical conditions.

Global financial markets have experienced heightened volatility in recent periods, including as a result of economic and political events in or affecting the world’s major economies, such as the conflict between Russia and Ukraine and more recently between Israel and Hamas and the ongoing instability in the Middle East region. Sanctions imposed by the U.S. and other countries in connection with hostilities between Russia and Ukraine and tensions between China and Taiwan have caused additional financial market volatility and affected the global economy. Concerns over persistent inflation, economic recession, as well as interest rate volatility and fluctuations in oil and gas prices resulting from global production and demand levels, as well as geopolitical tension, have exacerbated market volatility. Market uncertainty and volatility have also been magnified as a result of the upcoming 2024 U.S. presidential and congressional elections and resulting uncertainties regarding actual and potential shifts in U.S. and foreign trade, economic and other policies.

In addition, numerous structural dynamics and persistent market trends have exacerbated volatility and market uncertainty. Concerns over significant volatility in the commodities markets, sluggish economic expansion in foreign economies, including continued concerns over growth prospects in China and emerging markets, growing debt loads for certain countries, uncertainty about the consequences of the U.S. and other governments withdrawing monetary stimulus measures and speculation about a possible recession all highlight the fact that economic conditions remain unpredictable and volatile. U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns or a recession in the U.S. In recent periods, geopolitical tensions, including between the U.S. and China, have escalated. Any of the foregoing could have a significant impact on our search for a business combination and on the target with which we ultimately consummate a business combination.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the required time period, our public shareholders may receive only approximately $10.15 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons, including those beyond our control. Any such event will result in a loss to us of the related costs incurred, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the required time period, our public shareholders may receive only approximately $10.15 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

Holders of warrants will not have redemption rights if we are unable to complete an initial business combination within the required time period.

If we are unable to complete an initial business combination within the required time period and we redeem the funds held in the trust account, the warrants will expire and holders will not receive any of such proceeds with respect to the warrants.

We have no obligation to net cash settle the warrants.

In no event will we have any obligation to net cash settle the warrants. Accordingly, the warrants may expire worthless.

If we do not maintain a current and effective prospectus relating to the Ordinary Shares issuable upon exercise of the redeemable warrants, holders will only be able to exercise such redeemable warrants on a “cashless basis” which would result in a fewer number of shares being issued to the holder had such holder exercised the redeemable warrants for cash.

Except as set forth below, if we do not maintain a current and effective prospectus relating to the Ordinary Shares issuable upon exercise of the warrants at the time that holders wish to exercise such warrants, they will only be able to exercise them on a “cashless basis,” provided that an exemption from registration is available. As a result, the number of Ordinary Shares that a holder will receive upon exercise of its warrants will be fewer than it would have been had such holder exercised its warrant for cash. Further, if an exemption from registration is not available, holders would not be able to exercise their warrants on a cashless basis and would only be able to exercise their warrants for cash if a current and effective prospectus relating to the Ordinary Shares issuable upon exercise of the warrants is available. Under the terms of the warrant agreement, we have agreed to use our best efforts to meet these conditions and to maintain a current and effective prospectus relating to the Ordinary Shares issuable upon exercise of the warrants until the expiration of the warrants. However, we cannot assure you that we will be able to do so. If we are unable to do so, the potential “upside” of the holder’s investment in our company may be reduced or the warrants may expire worthless.

An investor will only be able to exercise warrants if the issuance of Ordinary Shares upon such exercise has been registered or qualified or is deemed exempt under the securities laws of the state of residence of the holder of the warrants.

No warrants will be exercisable for cash and we will not be obligated to issue Ordinary Shares unless the Ordinary Shares issuable upon such exercise have been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. At the time that the warrants become exercisable, we expect to continue to be listed on a national securities exchange, which would provide an exemption from registration in every state. However, we cannot assure you of this fact. If the Ordinary Shares issuable upon exercise of the warrants are not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside, the warrants may be deprived of any value, the market for the warrants may be limited and they may expire worthless if they cannot be sold.

Our management’s ability to require holders of our redeemable warrants to exercise such redeemable warrants on a cashless basis will cause holders to receive fewer Ordinary Shares upon their exercise of the redeemable warrants than they would have received had they been able to exercise their redeemable warrants for cash.

If we call our warrants for redemption after the redemption criteria have been satisfied, our management will have the option to require any holder that wishes to exercise his warrants (including any warrants held by our sponsor or its permitted transferees) to do so on a “cashless basis.” If our management chooses to require holders to exercise their warrants on a cashless basis, the number of Ordinary Shares received by a holder upon exercise will be fewer than it would have been had such holder exercised his warrants for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company.

The requirement that the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (less any deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of the execution of a definitive agreement for our initial business combination may limit the type and number of companies that we may complete such a business combination with.

Pursuant to the Nasdaq listing rules, the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (excluding any deferred underwriting commissions and taxes payable on the income earned on the trust account) at the time of the execution of a definitive agreement for our initial business combination. This restriction may limit the type and number of companies with which we may complete a business combination. If we are unable to locate a target business or businesses that satisfy this fair market value test, we may be forced to liquidate and you will only be entitled to receive your pro rata portion of the funds in the trust account.

If Nasdaq delists our securities from trading on its exchange after our initial public offering, we would not be required to satisfy the fair market value requirement described above and could complete a business combination with a target business having a fair market value substantially below 80% of the balance in the trust account.

Our ability to successfully effect a business combination and to be successful thereafter will be entirely dependent upon the efforts of our key personnel, some of whom may join us following a business combination. While we intend to closely scrutinize any individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct.

Our ability to successfully effect a business combination is dependent upon the efforts of our key personnel. We believe that our success depends on the continued service of our key personnel, at least until we have consummated our initial business combination. We cannot assure you that any of our key personnel will remain with us for the immediate or foreseeable future. In addition, none of our officers are required to commit any specified amount of time to our affairs and, accordingly, they will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have employment agreements with, or key-man insurance on the life of, any of our officers. The unexpected loss of the services of our key personnel could have a detrimental effect on us.

The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following a business combination, it is likely that some or all of the management of the target business will remain in place or be hired after consummation of the business combination. While we intend to closely scrutinize any individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company which could cause us to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Our officers and directors may not have significant experience or knowledge regarding industry of the target business we may seek to acquire.

While we intend to focus our search for target businesses within the industries as described in this Report, we may consummate a business combination with a target business in any industry we choose. We cannot assure you that our officers and directors will have enough experience or have sufficient knowledge relating to the jurisdiction of the target or its industry to make an informed decision regarding a business combination. If we become aware of a potential business combination outside of the industry where our officers and directors have the most experience, our management may retain consultants and advisors with experience in such industries to assist in the evaluation of such business combination and in our determination of whether or not to proceed with such a business combination. However, our management is not required to engage consultants or advisors in any situation. If they do not engage any consultants or advisors to assist them in the evaluation of a particular target business or business combination, our management may not properly analyze the risks attendant with such target business or business combination. Even if our management does engage consultants or advisors to assist in the evaluation of a particular target business or business combination, we cannot assure you that such consultants or advisors will properly analyze the risks attendant with such target business or business combination. As a result, we may enter into a business combination that is not in our shareholders’ best interests.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following a business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel will be able to remain with the company after the consummation of a business combination only if they are able to negotiate employment or consulting agreements or other arrangements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business.

Our officers and directors will allocate their time to other businesses thereby potentially limiting the amount of time they devote to our affairs. This conflict of interest could have a negative impact on our ability to consummate our initial business combination.

Our officers and directors are not required to commit their full time to our affairs, which could create a conflict of interest when allocating their time between our operations and their other commitments. We presently expect each of our employees to devote such amount of time as they reasonably believe is necessary to our business (which could range from only a few hours a week while we are trying to locate a potential target business to a majority of their time as we move into serious negotiations with a target business for a business combination). We do not intend to have any full time employees prior to the consummation of our initial business combination. All of our officers and directors are engaged in several other business endeavors and are not obligated to devote any specific number of hours to our affairs. If our officers’ and directors’ other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate our initial business combination. We cannot assure you these conflicts will be resolved in our favor.

Our officers and directors have pre-existing fiduciary and contractual obligations and accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Our officers and directors have pre-existing fiduciary and contractual obligations to other companies, including other companies that are engaged in business activities similar to those intended to be conducted by us. Accordingly, they may participate in transactions and have obligations that may be in conflict or competition with our consummation of our initial business combination. As a result, a potential target business may be presented by our management team to another entity prior to its presentation to us and we may not be afforded the opportunity to engage in a transaction with such target business. For a more detailed description of the pre-existing fiduciary and contractual obligations of our management team, and the potential conflicts of interest that such obligations may present, see the section titled “Directors, Executive Officers And Corporate Governance — Conflicts of Interest.”

Our officers’ and directors’ personal and financial interests may influence their motivation in determining whether a particular target business is appropriate for a business combination.

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and placement shares held by them and any public shares they may acquire during or after our initial public offering in connection with the completion of our initial business combination or otherwise. Furthermore, sponsor, officers and directors have agreed to waive their right to receive liquidation distributions from the trust account with respect to any founder shares and placement shares upon our liquidate if we are unable to consummate our initial business combination. Accordingly, these securities will be worthless if we do not consummate our initial business combination. In addition, our officers and directors may loan funds to us after our initial public offering and may be owed reimbursement for expenses incurred in connection with certain activities on our behalf which would only be repaid if we complete an initial business combination. The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination, subject to their fiduciary duties under Cayman Islands law. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Cayman Islands law and we might have a claim against such individuals. However, we might not ultimately be successful in any claim we may make against them for such reason.

Members of our management team and board of directors have significant experience as founders, board members, officers, executives or employees of other companies. Certain of those persons have been, may be, or may become, involved in litigation, investigations or other proceedings, including related to those companies or otherwise. The defense or prosecution of these matters could be time-consuming and could divert our management’s attention, and may have an adverse effect on us, which may impede our ability to consummate an initial business combination.

During the course of their careers, members of our management team and board of directors have had significant experience as founders, board members, officers, executives or employees of other companies. As a result of their involvement and positions in these companies, certain of those persons have been, may be or may in the future become involved in litigation, investigations or other proceedings, including relating to the business affairs of such companies, transactions entered into by such companies, or otherwise. Individual members of our management team and board of directors also may become involved in litigation, investigations or other proceedings involving claims or allegations related to or as a result of their personal conduct, either in their capacity as a corporate officer or director or otherwise, and may be personally named in such actions and potentially subject to personal liability. Any such liability may or may not be covered by insurance and/or indemnification, depending on the facts and circumstances. The defense or prosecution of these matters could be time-consuming. Any litigation, investigations or other proceedings and the potential outcomes of such actions may divert the attention and resources of our management team and board of directors away from identifying and selecting a target business or businesses for our initial business combination and may negatively affect our reputation, which may impede our ability to complete an initial business combination.

Nasdaq may delist our securities from trading on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units, Class A Ordinary Shares and warrants are currently listed on the Nasdaq Global Market, a national securities exchange. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and share price levels. We cannot assure you that our securities will continue to be listed on Nasdaq in the future prior to an initial business combination.

Generally, we must maintain market value of listed securities ($50 million), a minimum number of publicly held shares (1.1 million), a minimum market value of publicly held securities ($15 million), a minimum number of holders of our securities (generally 400 public holders) and have at least four registered and active market makers. Additionally, in connection with our initial business combination, we expect to be required to demonstrate compliance with the initial listing requirements of Nasdaq or another national securities exchange, which are generally more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists our securities from trading on its exchange, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity with respect to our securities;
●	a determination that our Ordinary Shares are “penny shares” which will require brokers trading in our Ordinary Shares to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our Ordinary Shares;
●	a limited amount of news and analyst coverage for our company; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

We may only be able to complete one business combination with the proceeds of our initial public offering, which will cause us to be solely dependent on a single business which may have a limited number of products or services.

We may only be able to complete one business combination with the proceeds of our initial public offering. By consummating a business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, or
●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination.

Alternatively, if we determine to simultaneously acquire several businesses and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete the business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may be unable to consummate a business combination if a target business requires that we have cash in excess of the minimum amount we are required to have at closing and public shareholders may have to remain shareholders of our company and wait until our liquidation to receive a pro rata share of the trust account or attempt to sell their shares in the open market.

A potential target may make it a closing condition to our business combination that we have a certain amount of cash available at the time of closing. If the number of our shareholders electing to exercise their redemption rights or sell their shares to us in a tender offer has the effect of reducing the amount of money available to us to consummate a business combination below such minimum amount required by the target business and we are not able to locate an alternative source of funding, we will not be able to consummate such business combination and we may not be able to locate another suitable target within the applicable time period, if at all. In that case, public shareholders may have to remain shareholders of our company and wait the full 18 months in order to be able to receive a pro rata portion of the trust account, or attempt to sell their shares in the open market prior to such time, in which case they may receive less than a pro rata share of the trust account for their shares.

Our public shareholders may not be afforded an opportunity to vote on our proposed business combination, which means we may consummate our initial business combination even though a majority of our public shareholders do not support such a combination.

We intend to hold a shareholder vote before we consummate our initial business combination. However, if a shareholder vote is not required, for business or legal reasons, we may conduct redemptions via a tender offer and not offer our shareholders the opportunity to vote on a proposed business combination. Accordingly, we may consummate our initial business combination even if holders of a majority of our public shares do not approve of the business combination.

If we seek shareholder approval of our initial business combination, our sponsor has agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

Pursuant to a letter agreement with us, our sponsor has agreed to vote its shares, including any shares it may acquire during or after our initial public offering (including in open market and privately negotiated transactions), in favor of our initial business combination. As a result, in addition to our sponsor’s founder shares and our sponsor’s placement shares, we would need only 4,072,251 or 35.2%, of the 11,557,500 Class A Ordinary Shares sold in our initial public offering and in the private placement to the representative in connection with our initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all outstanding shares are voted and the over-allotment option is not exercised). Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our sponsor to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite shareholder approval for such initial business combination.

In connection with any meeting held to approve an initial business combination, we will offer each public shareholder the option to vote in favor of a proposed business combination and still seek redemption of his, her or its public shares, which may make it more likely that we will consummate a business combination.

In connection with any meeting held to approve an initial business combination, we will offer each public shareholder the right to have his, her or its public shares redeemed for cash (subject to the limitations described elsewhere in this Report) regardless of whether such shareholder votes for or against such proposed business combination. Furthermore, we will consummate our initial business combination only if approved as an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shares held by shareholders who attend and vote at a general meeting of the company to approve the business combination or as a special resolution under Cayman Islands law, which requires the affirmative vote of at least a two-thirds (2/3) majority of the shares held by shareholders who attend and vote at a general meeting of the company to approve the business combination to the extent that such business combination is structured as a merger. Accordingly, public shareholders owning shares sold in our initial public offering may exercise their redemption rights and we could still consummate a proposed business combination so long as a majority of shares voted at the meeting are voted in favor of the proposed business combination. This is different than other similarly structured blank check companies where shareholders are offered the right to redeem their shares only when they vote against a proposed business combination. This is also different than other similarly structured blank check companies where there is a specific number of shares sold in the offering which must not exercise redemption rights for the company to complete a business combination. The lack of such a threshold and the ability to seek redemption while voting in favor of a proposed business combination may make it more likely that we will consummate our initial business combination.

In connection with any shareholder meeting called to approve a proposed initial business combination, we may require shareholders who wish to redeem their public shares to comply with specific requirements for redemption that may make it more difficult for them to exercise their redemption rights prior to the deadline for exercising their rights.

In connection with any shareholder meeting called to approve a proposed initial business combination, each public shareholder will have the right, regardless of whether it is voting for or against such proposed business combination, to demand that we redeem its public shares into a share of the trust account. Such redemption will be effectuated under Cayman Islands law and our amended and restated memorandum and articles of association as a redemption of the shares, with the redemption price to be paid being the applicable pro rata portion of the monies held in the trust account. We may require public shareholders who wish to redeem their public shares in connection with a proposed business combination to either tender their certificates (if any) to our transfer agent or to deliver their shares to the transfer agent electronically using the Depository Trust Company’s (“DTC”) Deposit/Withdrawal At Custodian (“DWAC”) System, at the holder’s option, at any time at or prior to the date set forth in the proxy material on the proposal to approve the initial business combination or prior to the date set forth in the tender offer documents mailed to such holder. In order to obtain a physical share certificate, a shareholder’s broker and/or clearing broker, DTC and our transfer agent will need to act to facilitate this request. It is our understanding that shareholders should generally allot at least two weeks to obtain physical certificates from the transfer agent. However, because we do not have any control over this process or over the brokers or DTC, it may take significantly longer than two weeks to obtain a physical share certificate. It is also our understanding that it takes a short time to deliver shares through the DWAC System. However, this too may not be the case. Accordingly, if it takes longer than we anticipate for shareholders to deliver their shares, shareholders who wish to redeem may be unable to meet the deadline for exercising their redemption rights and thus may be unable to redeem their shares.

Investors may not have sufficient time to comply with the delivery requirements for redemption.

Pursuant to our amended and restated memorandum and articles of association, we are required to give a minimum of only five clear days’ notice for each general meeting. As a result, if we require public shareholders who wish to redeem their public shares into the right to receive a pro rata portion of the funds in the trust account to comply with specific delivery requirements for redemption, holders may not have sufficient time to receive the notice and deliver their shares for redemption. Accordingly, investors may not be able to exercise their redemption rights and may be forced to retain our securities when they otherwise would not want to.

If we require public shareholders who wish to redeem their public shares to comply with the delivery requirements for redemption, such redeeming shareholders may be unable to sell their securities when they wish to in the event that the proposed business combination is not approved.

If we require public shareholders who wish to redeem their public shares to comply with specific delivery requirements for redemption described above and such proposed business combination is not consummated, we will promptly return such certificates to the tendering public shareholders. Accordingly, investors who attempted to redeem their shares in such a circumstance will be unable to sell their securities after the failed acquisition until we have returned their securities to them. The market price for our shares may decline during this time and you may not be able to sell your securities when you wish to, even while other shareholders that did not seek redemption may be able to sell their securities.

As a result of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to consummate an attractive business combination. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

We expect to encounter intense competition from other entities having a business objective similar to ours, including venture capital funds, leveraged buyout funds, other blank check companies and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess similar or greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. In addition, certain of our officers and directors presently sponsor and any of them or our sponsor may in the future sponsor or form other special purpose acquisition companies similar to ours. Steven M. Wasserman serves as a director on the board of byNordic Acquisition Corporation, a special purposes acquisition company.

While we believe that there are numerous potential target businesses that we could acquire with the net proceeds of our initial public offering, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, seeking shareholder approval of a business combination may delay or prevent the consummation of a transaction, a risk a target business may not be willing to accept. Additionally, our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of the foregoing may place us at a competitive disadvantage in successfully negotiating a business combination.

Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

We may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time.

In connection with our initial business combination, we may issue shares to investors in private placement transactions (so-called PIPE transactions) at a price of $10.00 per share or which approximates the per-share amounts in our trust account at such time. The purpose of such issuances will be to enable us to provide sufficient liquidity to the post-business combination entity. The price of the shares we issue may therefore be less, and potentially significantly less, than the market price for our shares at such time. Any such issuances could dilute the interests of our shareholders.

The nominal purchase price paid by our sponsor for the founder shares may result in significant dilution to the implied value of your public shares upon the consummation of our initial business combination.

We offered our units at an offering price of $10.00 per unit and the amount in our trust account was initially $10.15 per public share, implying an initial value of $10.15 per public share. However, prior to our initial public offering, our sponsor paid a nominal aggregate purchase price of $50,000 for the founder shares, or approximately $0.0116 per share. As a result, the value of your public shares may be significantly diluted upon the consummation of our initial business combination, when the founder shares are converted into Class A ordinary shares. For example, the following table shows the dilutive effect of the founder shares on the implied value of the public shares upon the consummation of our initial business combination, assuming that our equity value at that time is $115,489,565, which is the amount we have for our initial business combination in the trust account (as of December 31, 2023) after payment of $5,175,000 of deferred underwriting discounts, no additional interest is earned on the funds held in the trust account, and no public shares are redeemed in connection with our initial business combination, and without taking into account any other potential impacts on our valuation at such time, such as the trading price of our public shares, the business combination transaction costs, any equity issued or cash paid to the target’s sellers or other third parties, or the target’s business itself, including its assets, liabilities, management and prospects. At such valuation, each of our Ordinary Shares would have an implied value of $7.71 per share upon consummation of our initial business combination, which would be a 24.0% decrease as compared to the initial implied value per public share of $10.15 (the price per unit in our initial public offering, assuming no value to the public warrants).

Public shares	11,500,000
Founder shares	2,875,000
Placement shares	595,500
Total shares	14,970,500
Total funds in trust available for initial business combination (less deferred underwriting commissions)	115,489,565
Initial implied value per public share	10.15
Implied value per share upon consummation of initial business combination	7.71

The value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our ordinary shares at such time is substantially less than $10.00 per share.

Upon the closing of our initial public offering, assuming no exercise of the underwriters’ over-allotment option, our sponsor will have invested in us an aggregate of $5,430,000, comprised of the $50,000 purchase price for the founder shares and the $5,380,000 purchase price for the placement shares. Assuming a trading price of $10.00 per share upon consummation of our initial business combination, the 2,875,000 founder shares would have an aggregate implied value of $28,750,000. Even if the trading price of our Class A Ordinary Shares was as low as approximately $1.89 per share, and the placement shares were worthless, the value of the founder shares would be equal to the sponsor’s initial investment in us. As a result, our sponsor is likely to be able to recoup its investment in us and make a substantial profit on that investment, even if our public shares have lost significant value. Accordingly, our management team, which owns interests in our sponsor, may have an economic incentive that differs from that of the public shareholders to pursue and consummate an initial business combination rather than to liquidate and to return all of the cash in the trust to the public shareholders, even if that business combination were with a riskier or less-established target business. For the foregoing reasons, you should consider our management team’s financial incentive to complete an initial business combination when evaluating whether to redeem your shares prior to or in connection with the initial business combination.

Unlike some other similarly structured special purpose acquisition companies, our sponsor will receive additional Class A Ordinary Shares if we issue certain shares to consummate an initial business combination.

The founder shares will automatically convert into Class A Ordinary Shares at any time at the option of the holders thereof and upon the consummation of our initial business combination on a one-for-one basis, subject to adjustment for share splits, share dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A Ordinary Shares or equity-linked securities are issued or deemed issued in connection with our initial business combination, the number of Class A Ordinary Shares issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted basis, 20.0% of the total number of public shares outstanding after such conversion, including the total number of Class A Ordinary Shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the company in connection with or in relation to the consummation of the initial business combination, excluding any Class A Ordinary Shares or equity-linked securities or rights exercisable for or convertible into Class A Ordinary Shares issued, or to be issued, to any seller in the initial business combination and any placement shares issued to our sponsor, officers or directors upon conversion of working capital loans, provided that such conversion of founder shares will never occur on a less than one-for-one basis. This is different than some other similarly structured special purpose acquisition companies in which their initial shareholders will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to our initial business combination. Additionally, the aforementioned adjustment will not take into account any Class A Ordinary Shares redeemed in connection with the business combination. Accordingly, the holders of the founder shares could receive additional Class A Ordinary Shares even if the additional Class A Ordinary Shares, or equity-linked securities convertible or exercisable for Class A Ordinary Shares, are issued or deemed issued solely to replace those shares that were redeemed in connection with the business combination. The foregoing may make it more difficult and expensive for us to consummate an initial business combination.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least a majority of the then outstanding public warrants, respectively. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of Class A Ordinary Shares purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants are issued in registered form under a warrant agreement, each between Continental Stock Transfer & Trust Company, as the warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least a majority of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least a majority of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or shares (at a ratio different than initially provided), or shorten the exercise period or decrease the number of Class A Ordinary Shares purchasable upon exercise of a warrant.

Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum. There is uncertainty as to whether a court would enforce such exclusive forum provision. Investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder.

Notwithstanding the foregoing, these provisions of the warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a ”foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the reported last sale price of our Class A Ordinary Shares equals or exceeds $18.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period commencing 150 days following the closing of the business combination and ending on the third trading day prior to the date on which we give proper notice of such redemption and provided certain other conditions are met, including, that we will not redeem the warrants as described above unless a registration statement under the Securities Act covering the issuance of the Class A Ordinary Shares issuable upon exercise of the warrants is then effective and a current prospectus relating to those Class A Ordinary Shares is available throughout the measurement period. If and when the warrants become redeemable by us, we may not exercise our redemption right if the issuance of Ordinary Shares upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. We will use our best efforts to register or qualify such Ordinary Shares under the blue sky laws of the state of residence in those states in which the warrants were offered by us in our initial public offering. Redemption of the outstanding warrants could force you (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants.

Our warrants may have an adverse effect on the market price of our Class A Ordinary Shares and make it more difficult to effectuate a business combination.

We issued warrants to purchase 5,750,000 Class A Ordinary Shares, as part of the units offered in our initial public offering, including as a result of the full exercise of the over-allotment option. To the extent we issue Class A Ordinary Shares to effectuate a business combination, the potential for the issuance of a substantial number of additional Class A Ordinary Shares upon exercise of the warrants could make us a less attractive acquisition vehicle in the eyes of a target business. Such securities, when converted, will increase the number of issued and outstanding Class A Ordinary Shares and reduce the value of the shares issued to complete the business combination. Accordingly, our warrants may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants could have an adverse effect on the market price for our securities or on our ability to obtain future financing. If and to the extent these warrants are exercised, you may experience dilution to your holdings.

We may not be able to complete an initial business combination since such initial business combination may be subject to regulatory review and approval requirement, including foreign investment regulations and review by government entities such as the Committee on Foreign Investment in the United States (“CFIUS”), or may be ultimately prohibited.

Our initial business combination may be subject to regulatory review and approval requirements by governmental entities, or ultimately prohibited. For example, CFIUS has authority to review direct or indirect foreign investments in U.S. companies. Among other things, CFIUS is empowered to require certain foreign investors to make mandatory filings, to charge filing fees related to such filings, and to self-initiate national security reviews of foreign direct and indirect investments in U.S. companies if the parties to that investment choose not to file voluntarily. In the case that CFIUS determines an investment to be a threat to national security, CFIUS has the power to unwind or place restrictions on the investment. Whether CFIUS has jurisdiction to review an acquisition or investment transaction depends on — among other factors — the nature and structure of the transaction, including the level of beneficial ownership interest and the nature of any information or governance rights involved. For example, investments that result in “control” of a U.S. business by a foreign person always are subject to CFIUS jurisdiction. CFIUS’s expanded jurisdiction under the Foreign Investment Risk Review Modernization Act of 2018 and implementing regulations that became effective on February 13, 2020 further includes investments that do not result in control of a U.S. business by a foreign person but afford certain foreign investors certain information or governance rights in a U.S. business that has a nexus to “critical technologies,” “critical infrastructure” and/or “sensitive personal data.”

Our sponsor, Alchemy Deeptech Capital LLC is controlled by non-U.S. persons. Our sponsor owns approximately 22.8% of our issued and outstanding Ordinary Shares. For so long as our sponsor retains a material ownership interest in us, and/or control rights with respect to us, we may be deemed a “foreign person” under the regulations relating to CFIUS. As such, an initial business combination with a U.S. business or foreign business with U.S. subsidiaries that we may wish to pursue may be subject to CFIUS review. If a particular proposed initial business combination with a U.S. business falls within CFIUS’s jurisdiction, we may determine that we are required to make a mandatory filing or that we will submit to CFIUS review on a voluntary basis, or to proceed with the transaction without submitting to CFIUS and risk CFIUS intervention, before or after closing the transaction. CFIUS may decide to block or delay our proposed initial business combination, impose conditions with respect to such initial business combination or request the President of the United States to order us to divest all or a portion of the U.S. target business of our initial business combination that we acquired without first obtaining CFIUS approval, which may limit the attractiveness of, delay or prevent us from pursuing certain target companies that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues. In addition, certain federally licensed businesses may be subject to rules or regulations that limit foreign ownership.

The process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial business combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we are unable to consummate our initial business combination within the applicable time period required under our amended and restated memorandum and articles of association, including as a result of extended regulatory review of a potential initial business combination, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares for a pro rata portion of the funds held in the trust account and as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, our shareholders will miss the opportunity to benefit from an investment in a target company and the appreciation in value of such investment. Additionally, our warrants will be worthless.

We may not seek an opinion from an unaffiliated third party as to the fair market value of the target business we acquire.

We are not required to obtain an opinion from an unaffiliated third party that the target business we select has a fair market value in excess of at least 80% of the balance of the trust account (excluding any deferred underwriting commissions and taxes payable on the income earned on the trust account) unless our board of directors cannot make such determination on its own. We are also not required to obtain an opinion from an unaffiliated third party indicating that the price we are paying is fair to our shareholders from a financial point of view unless the target is affiliated with our officers, directors, sponsor or their affiliates. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, whose collective experience in business evaluations for blank check companies like ours is not significant. Furthermore, our directors may have a conflict of interest in analyzing the transaction due to their personal and financial interests.

We may acquire a target business that is affiliated with our officers, directors, sponsor or their affiliates.

While we do not currently intend to pursue an initial business combination with a company that is affiliated with our officers, directors, sponsor or their affiliates, we are not prohibited from pursuing such a transaction, nor are we prohibited from consummating a business combination where any of our officers, directors, sponsor or their affiliates acquire a minority interest in the target business alongside our acquisition, provided in each case we or a committee of our independent and disinterested directors, obtains an opinion from an independent investment banking firm, or from an independent entity that commonly renders valuation opinions that the business combination is fair to our shareholders from a financial point of view. These affiliations could cause our officers or directors to have a conflict of interest in analyzing such transactions due to their personal and financial interests.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

Unlike most blank check companies, if for capital raising purposes related to the closing of an initial business combination:

●	we issue equity or equity-linked securities at an issue price or with an exercise or conversion price, of less than $10.00 per Ordinary Share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like) (such price the “minimum issue price”); or
●	the target entity of our initial business combination issues equity or equity-linked securities which, following the closing of the business combination, entitles the holder to receive equity or equity-linked securities of the combined company at an issue price or with an exercise or conversion price of less than the minimum issue price; or
●	we, the sponsor or the target entity of our initial business combination, directly or indirectly, enters into an arrangement to transfer to any third-party investor securities, cash or other property to effectively reduce the issue price, or exercise price or conversion price, as applicable, to a price less than the minimum issue price the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of (x) the volume weighted average reported last sale price of the shares of the combined company on the principal market on which the shares are then traded during the measurement period of 20 out of 30 consecutive trading days commencing 150 days following the closing of the business combination and (y) $3.00; provided, however, that in no case may the adjusted warrant exercise price be greater than $11.50. In addition, in the event the exercise price of the warrants is adjusted as provided above, the $18.00 per share redemption trigger price described below under “Redemption of warrants” will be adjusted (to the nearest cent) to be equal to the adjusted warrant exercise price plus $6.50. This may make it more difficult for us to consummate an initial business combination with a target business.

An investment in our securities may result in uncertain or adverse U.S. federal income tax consequences.

An investment in our securities may result in uncertain U.S. federal income tax consequences. For instance, because there are no authorities that directly address instruments similar to the units, the allocation an investor makes with respect to the purchase price of a unit between the Class A Ordinary Shares and the one-half of a warrant to purchase one Class A Ordinary Share included in each unit could be challenged by the United States Internal Revenue Service (“IRS”) or courts. Furthermore, the U.S. federal income tax consequences of a cashless exercise of warrants included in the units is unclear under current law. Finally, it is unclear whether the redemption rights with respect to our Class A Ordinary Shares suspend the running of a U.S. holder’s holding period for purposes of determining whether any gain or loss realized by such holder on the sale or exchange of Class A Ordinary Shares is long-term capital gain or loss and for determining whether any dividend we pay would be considered “qualified dividends” for U.S. federal income tax purposes. Investors are urged to consult their tax advisors with respect to these and other tax consequences when purchasing, holding or disposing of our securities.

We may be a passive foreign investment company, or “PFIC,” which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. holder of our Class A Ordinary Shares or warrants, the U.S. holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend upon the status of an acquired company pursuant to a business combination and whether we qualify for the PFIC start-up exception. Depending on the particular circumstances, the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. In addition, our actual PFIC status for any taxable year will not be determinable until after the end of such taxable year. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. If we determine we are a PFIC for any taxable year, upon written request, we will endeavor to provide to a U.S. holder such information as the IRS may require, including a PFIC annual information statement (“Annual Information Statement”), in order to enable the U.S. holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would be unavailable with respect to our warrants in all cases. We urge U.S. investors to consult their tax advisors regarding the possible application of the PFIC rules.

We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on shareholders.

We may, in connection with our initial business combination and subject to requisite shareholder approval under the Companies Law, reincorporate in the jurisdiction in which the target company or business is located or in another jurisdiction. The transaction may require a shareholder or warrant holder to recognize taxable income in the jurisdiction in which the shareholder or warrant holder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any cash distributions to shareholders or warrant holders to pay such taxes. Shareholders or warrant holders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

A market for our securities may not develop, which would adversely affect the liquidity and price of our securities.

The price of our securities may vary significantly due to one or more potential business combinations and general market or economic conditions. Furthermore, an active trading market for our securities may never develop or, if developed, it may not be sustained. You may be unable to sell your securities unless a market can be established and sustained.

Provisions in our amended and restated memorandum and articles of association and Cayman Islands law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A Ordinary Shares and could entrench management.

Our amended and restated memorandum and articles of association contains provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preference shares, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Regarding a Cayman Islands company such as us, when a takeover offer is made and accepted by holders of 90% of the shares to whom the offer is made within four months, the offeror may, within a two-month period, require the holders of the remaining shares to transfer such shares on the terms of the offer. An objection can be made to the Grand Court of the Cayman Islands but this is unlikely to succeed unless there is evidence of fraud, bad faith, collusion or inequitable treatment of the shareholders.

Further, transactions similar to a merger, reconstruction and/or an amalgamation may in some circumstances be achieved through other means to these statutory provisions, such as a share capital exchange, asset acquisition or control, through contractual arrangements, of an operating business.

As we are incorporated under the laws of the Cayman Islands, our shareholders may face difficulties in protecting their interests, and their ability to protect their rights through the U.S. federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or executive officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs will be governed by our amended and restated memorandum and articles of association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We will also be subject to the federal securities laws of the United States.

The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

We have been advised by Harney Westwood & Riegels, our Cayman Islands legal counsel, that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.

We may effect a business combination with a company located outside of the United States and if we do, we would be subject to a variety of additional risks that may negatively impact our business operations and financial results.

If we consummate a business combination with a target business located outside of the United States, we would be subject to any special considerations or risks associated with companies operating in the target business’ governing jurisdiction, including any of the following:

●	rules and regulations or currency redemption or corporate withholding taxes on individuals;
●	tariffs and trade barriers;
●	regulations related to customs and import/export matters;
●	longer payment cycles than in the United States;

●	inflation;
●	economic policies and market conditions;
●	unexpected changes in regulatory requirements;
●	challenges in managing and staffing international operations;
●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;
●	currency fluctuations;
●	challenges in collecting accounts receivable;
●	cultural and language differences;
●	protection of intellectual property; and
●	employment regulations.

We cannot assure you that we would be able to adequately address these additional risks. If we were unable to do so, our operations might suffer.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by major public health crises like the COVID-19 pandemic and the status of the U.S. and global economy, including the debt and equity markets.

A major public health crisis could impact the U.S. and global economy. Disruptions to commercial activity (such as the imposition of quarantines or travel restrictions) or, more generally, a failure to contain or effectively manage a public health crisis may adversely impact our search for a business combination and the business of any potential target business with which we consummate a business combination.

Additionally, while restrictions have generally been lifted globally, and the World Health Organization has declared the end of the COVID-19 global health emergency, the COVID-19 pandemic contributed, and any future public health crisis could contribute, to adverse impacts on global commercial activity and supply chain operations and significant volatility in the equity and debt markets. Such volatility could impact our ability to consummate a transaction that may be dependent on the ability to raise equity and debt financing.

If we effect a business combination with a company located outside of the United States, the laws applicable to such company will likely govern all of our material agreements and we may not be able to enforce our legal rights.

If we effect a business combination with a company located outside of the United States, the laws of the country in which such company operates will govern almost all of the material agreements relating to its operations. We cannot assure you that the target business will be able to enforce any of its material agreements or that remedies will be available in this new jurisdiction. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Additionally, if we acquire a company located outside of the United States, it is likely that substantially all of our assets would be located outside of the United States and some of our officers and directors might reside outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under Federal securities laws.

If our initial business combination involves a company organized under the laws of a state of the United States, it is possible a 1% U.S. federal excise tax will be imposed on us in connection with redemptions of our ordinary shares after or in connection with such initial business combination.

On August 16, 2022, the Inflation Reduction Act of 2022 became law in the United States, which, among other things, imposes a 1% excise tax on the fair market value of certain repurchases (including certain redemptions) of stock by publicly traded domestic (i.e., United States) corporations (and certain non-U.S. corporations treated as “surrogate foreign corporations”). The excise tax will apply to stock repurchases occurring in 2023 and beyond. The amount of the excise tax is generally 1% of the fair market value of the shares of stock repurchased at the time of the repurchase, subject to certain exceptions. On April 9, 2024, the U.S. Department of the Treasury published proposed regulations on the excise tax. Although the regulations are not final, taxpayers may generally rely upon such proposed regulations until final regulations are issued.

As an entity incorporated as a Cayman Islands exempted company, the 1% excise tax is generally not expected to apply to redemptions of our Class A Ordinary Shares (absent any final regulations and other additional guidance that may be issued in the future with retroactive effect).

However, in connection with an initial business combination involving a company organized under the laws of the United States, it is possible that we domesticate and continue as a Delaware corporation prior to certain redemptions and, because our securities are trading on Nasdaq, it is possible that we will be subject to the excise tax with respect to any subsequent redemptions, including redemptions in connection with the initial business combination, that are treated as repurchases for this purpose (other than, pursuant to recently published proposed regulations from the U.S. Department of the Treasury, redemptions in complete liquidation of the company). In all cases, the extent of the excise tax that may be incurred will depend on a number of factors, including the fair market value of our stock redeemed, the extent such redemptions could be treated as dividends and not repurchases, and the content of any final regulations and other additional guidance from the U.S. Department of the Treasury that may be issued and applicable to the redemptions. Issuances of stock by a repurchasing corporation in a year in which such corporation repurchases stock may reduce the amount of excise tax imposed with respect to such repurchase. The excise tax is imposed on the repurchasing corporation itself, not the shareholders from which stock is repurchased. The imposition of the excise tax as a result of redemptions in connection with the initial business combination could, however, reduce the amount of cash available to pay redemptions or reduce the cash contribution to the target business in connection with our initial business combination, which could cause the other shareholders of the combined company to economically bear the impact of such excise tax.

Because we must furnish our shareholders with financial statements of the target business prepared in accordance with principles generally accepted in the United States of America (“U.S. GAAP”) or international financial reporting standards (“IFRS”) as issued by the International Accounting Standards Board or reconciled to U.S. GAAP, we may not be able to complete an initial business combination with some prospective target businesses.

We will be required to provide historical and pro forma financial statement disclosure relating to our target business to our shareholders. These financial statements may be required to be prepared in accordance with, or be reconciled to, U.S. GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). The financial statements may also be required to be prepared in accordance with U.S. GAAP for the Form 8-K announcing the closing of an initial business combination, which would need to be filed within four business days after closing. These financial statement requirements may limit the pool of potential target businesses we may acquire.

Compliance with the Sarbanes-Oxley Act will require substantial financial and management resources and may increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate our system of internal controls beginning in our Annual Report on Form 10-K for the year ending December 31, 2024. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our securities less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an “emerging growth company” for up to five years. However, if our non-convertible debt issued within a three-year period exceeds $1 billion, or the market value of our Ordinary Shares that are held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, or if we have total annual gross revenue of at least $1.235 billion in any given fiscal year, we would cease to be an emerging growth company as of the following fiscal year. As an emerging growth company, we are not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, we have reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and we are exempt from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. Additionally, as an emerging growth company, we have elected to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates. We cannot predict if investors will find our shares less attractive because we may rely on these provisions. If some investors find our shares less attractive as a result, there may be a less active trading market for our shares and our share price may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, will not adopt the new or revised standard until the time private companies are required to adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

If our management following a business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws which could lead to various regulatory issues.

Following a business combination, our management will likely resign from their positions as officers of the company and the management of the target business at the time of the business combination will remain in place. We cannot assure you that management of the target business will be familiar with United States securities laws. If new management is unfamiliar with our laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our company to claims, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable for a fine of $18,292.68 and imprisonment for five years in the Cayman Islands.

The provisions of our amended and restated memorandum and articles of association that relate to the rights of holders of our Class A Ordinary Shares may be amended with the approval of a special resolution which requires the approval of the holders of at least two-thirds of our Ordinary Shares who attend and vote at a shareholder meeting of the company, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association to facilitate the completion of an initial business combination that some of our shareholders may not support.

Our amended and restated memorandum and articles of association provides that any of its provisions related to the rights of holders of our Class A Ordinary Shares (including the requirement to deposit proceeds of our initial public offering and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution, meaning holders of at least two-thirds of our Ordinary Shares who attend and vote at a shareholder meeting of the company, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of at least a majority of our Ordinary Shares. Our sponsor, directors, officers and their permitted transferees, if any, who collectively beneficially own, on an as-converted basis, 22.8% of our Class A Ordinary Shares, will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

Our sponsor, executive officers, advisors and directors, as applicable, have agreed, pursuant to agreements with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A Ordinary Shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of our initial public offering or (B) with respect to any other material provisions relating to the shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their Class A Ordinary Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (less taxes payable), divided by the number of the then-outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, this agreement and, as a result, will not have the ability to pursue remedies against our sponsor, executive officers, advisors or directors, as applicable, for any breach of this agreement. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

Item 1B. UNRESOLVED STAFF COMMENTS

None

Item 1C. CYBERSECURITY

We are a special purpose acquisition company with no business operations. Since our initial public offering, our sole business activity has been identifying and evaluation suitable targets for an initial business combination. Therefore, we do not consider that we face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing, identifying, and managing material risks from cybersecurity threats. On the banking side, for both the trust account and the operating account we depend on technologies provided by third parties which may remain vulnerable to cyber attacks. Our board of directors is ultimately responsible for overseeing our risk management activities in general and, as deemed necessary by our management team, will be informed of any cybersecurity threats or risks that may arise. In fiscal year 2023, we did not identify any risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect us, including our business strategy and results of operations. We did however experience a phishing accident from a bad actor who tried to re-direct a vendor payment to their bank account, but it was promptly stopped. Such incident had no material effect on us, our business strategy and results of operations.

Item 2. PROPERTIES

We maintain our principal executive office at 850 Library Avenue, Suite 204-F, Newark, DE 19711. We consider our current office space adequate for our current operations.

Item 3. LEGAL PROCEEDINGS

To the knowledge of management, there is no material litigation, arbitration or governmental proceeding currently pending against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4. MINE SAFETY DISCLOSURES

None

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our units, Class A Ordinary Shares and warrants are each traded on Nasdaq under the symbols “ALCYU,” “ALCY” and “ALCYW,” respectively. Our units commenced public trading on May 5, 2023. Our Class A Ordinary Shares and warrants began separate trading on June 26, 2023.

Holders

On April 16, 2024, there was one holder of record for our units, three holders of record for our Class A Ordinary Shares, one holder of record of our Class B Ordinary Shares and one holder of record of our warrants. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of Ordinary Shares whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Performance Graph

Not applicable.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales of Equity Securities

On December 6, 2021, the sponsor acquired 4,312,500 founder shares for an aggregate purchase price of $50,000 (or approximately $0.01 per share) which was settled by paying for certain expenses on behalf of the company. On October 26, 2022, 287,500 founder shares were surrendered by our sponsor for no consideration. These shares were then cancelled by the company resulting in a decrease in the total number of founder shares outstanding from 4,312,500 shares to 4,025,000 shares. On February 7, 2023, 1,150,000 founder shares were surrendered and thereupon cancelled by the company resulting in a decrease in the total number of founder shares outstanding from 4,025,000 shares to 2,875,000 shares. Upon cancellation, 375,000 founder shares were subjected to forfeiture if the over-allotment option was not exercised in full or in part by our underwriter. All share amounts and related information have been retroactively restated to reflect the surrenders and cancellations. On May 5, 2023, the full over-allotment option was exercised, and therefore, the 375,000 founder shares were no longer subject to forfeiture.

Simultaneously with the closing of the initial public offering, on May 9, 2023, we consummated the sale of and issued 538,000 and 57,500 placement shares to the sponsor and the representative, respectively, at a price of $10.00 per share, generating gross proceeds of $5,955,000.

These issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

No underwriting discounts or commissions were paid with respect to such sales.

Use of Proceeds

In connection with the initial public offering, we incurred offering costs of $9,088,588 (including deferred underwriting commissions of $5,175,000). Other incurred offering costs consisted principally of preparation fees related to the initial public offering. After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will be payable upon consummation of the initial business combination, if consummated) and the initial public offering expenses, $116,725,000 of the net proceeds from our initial public offering and the sale of the placement shares were placed in the trust account.

There has been no material change in the planned use of the proceeds from the initial public offering and the sale of the placement shares as is described in the company’s final prospectus related to the initial public offering.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [RESERVED]

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this Report to “we,” “us” or the “Company” refer to Alchemy Investments Acquisition Corp 1. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Alchemy DeepTech Capital LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward- looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Report including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Report, words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to the Company’s management. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities through December 31, 2023 were organizational activities and those necessary to prepare for the initial public offering (“IPO”) described below and, subsequent to the IPO, our only activities have been seeking a target business with which to complete a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We expect to generate non-operating income in the form of interest income on marketable securities held in the Trust Account after the initial public offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.

For the year ended December 31, 2023, we had a net income of $ 3,296,064, which consisted of loss of approximately $659,983 derived from general and administrative expenses, offset by interest earned on marketable securities of approximately $3,939,565.

Liquidity and Going Concern

On May 9, 2023, the Company consummated the Initial Public Offering of 11,500,000 units, (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”), including 1,500,000 Units issued pursuant to the exercise of the underwriter’s over-allotment option in full, generating gross proceeds of $115,000,000, which is discussed in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of and issued 538,000 and 57,500 private placement shares to Alchemy DeepTech Capital LLC (the “Sponsor”) and Cantor Fitzgerald & Co. (the “Underwriter”), respectively (together, the “Private Placement Shares”) at a price of $10.00 per share, generating gross proceeds of $5,955,000.

Following the closing of the Initial Public Offering on May 9, 2023, an amount of $116,725,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Shares was placed in a trust account (the “Trust Account”).

As of December 31, 2023, we had $309,742 in cash and a working capital deficit of $343,564. We have incurred and expect to continue to incur significant costs in pursuit of our business combination plans. We cannot assure you that our plans to raise capital or to consummate an initial business combination will be successful. If we are unable to raise additional funds to alleviate liquidity needs and complete a business combination by November 9, 2024 (as such date may be extended by approval of the company’s shareholders), then we will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Report do not include any adjustments that might result from our inability to continue as a going concern.

Contractual Obligations

At December 31, 2023 we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

There are $5,175,000 of deferred underwriting fees upon the completion of the Company’s business combination.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt— Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. The amendments are effective for smaller reporting companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

In December 2023, the FASB issued Accounting Standards Update 2023-09, “Improvements to Income Tax Disclosures” (“ASU 2023-09”), which provides for additional disclosures primarily related to the income tax rate reconciliations and income taxes paid. ASU 2023-09 requires entities to annually disclose the income tax rate reconciliation using both amounts and percentages, considering several categories of reconciling items, including state and local income taxes, foreign tax effects, tax credits and nontaxable or nondeductible items, among others. Disclosure of the reconciling items is subject to a quantitative threshold and disaggregation by nature and jurisdiction. ASU 2023-09 also requires entities to disclose net income taxes paid or received to federal, state and foreign jurisdictions, as well as by individual jurisdiction, subject to a five percent quantitative threshold. ASU 2023-09 may be adopted on a prospective or retrospective basis and is effective for fiscal years beginning after December 15, 2024 with early adoption permitted. We are evaluating the impact of ASU 2023-09 on disclosures in our Financial Statements.

Our management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

We have not identified critical accounting estimates.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404,(ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the consolidated financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Report and is included herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2023, pursuant to Rule 15d-15(e) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2023, our disclosure controls and procedures were effective.

Management’s Report on Internal Controls Over Financial Reporting

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

During the year ended December 31, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as such term is defined in Item 408(a) of Regulation S-K.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Officers and Directors

Our officers and directors are as follows:

Name	Age	Position
Steven M. Wasserman	63	Non-Executive Chairman
Mattia Tomba	47	Co-Chief Executive Officer and Director
Vittorio Savoia	37	Co-Chief Executive Officer and Director
Harshana Sidath Jayaweera	44	Chief Financial Officer
Debbie S. Zoldan	59	Independent Director
Pablo Terpolilli	56	Independent Director
Carlo Tursi	42	Independent Director

Steven M. Wasserman is the co-founder and managing partner of Alchemy Investment Management, an affiliate of our sponsor, and has been our director since November 19, 2021 and our Non-Executive Chairman since November 2022. Mr. Wasserman has been a principal in MSP Sports Capital, LP., an investment fund specializing in professional sports businesses, since 2019. He served as Vice Chairman of The Roosevelt Investment Group, Inc. an investment advisory firm, from 2018 to 2021 and was previously Chief Executive Officer of Seaport Investment Management, LLC, an investment management firm, from 2015 to 2018 and helped Seaport develop new investment strategies during his tenure. Since 2017, Mr. Wasserman has been a senior advisor to a New York based hedge fund with respect to special situations/credit opportunity investments and has also been an advisor to BlockWorks Group, LLC, a blockchain/cryptocurrency communications company. From 2011 to 2014 he was Senior Managing Director of the Beige Group, LLC, a family office where he was responsible for identifying, analyzing and executing investment opportunities. Mr. Wasserman is also a director for byNordic, a SPAC currently listed on Nasdaq and previously was Chief Executive Officer of Alpha Security Group Corporation, a special purpose acquisition company, from 2005 to 2009. He has also served as an advisor to various other special purpose acquisition companies including, but not limited to, Energy Infrastructure Acquisition Corp. from March 2006 to March 2008, Seanergy Acquisition Corp. from November 2007 to September 2008, and Starbulk Acquisition Corp. from April 2008 to March 2009. From 2004 to 2008, Mr. Wasserman also served as the managing partner of AMT Ventures LLC, an entity primarily engaged in public and private equity and debt investments on a principal basis. During his tenure AMT portfolio investments included: Ktech Corporation, a provider of technical support services, scientific and engineering services and management expertise to a variety of government defense and industry clients; Nanodetex Corporation, a leader in lab-on-chip (LOC) platform technologies for gas phase chemical analysis and explosive detection; Agent Science Technologies Incorporated, a provider of neural information management software solutions to the defense industry; and Link One, LLC, a technology transfer advisory group to Los Alamos National Laboratory. Mr. Wasserman is also a licensed attorney.

We believe Mr. Wasserman’s executive leadership and management experience particularly with other SPACs makes him well-qualified to sit on our board of directors.

Mattia Tomba is the co-founder and managing partner of Alchemy Investment Management, an affiliate of our sponsor, and has been our director since October 27, 2021 and our co-CEO since November 2022. He has been a founding investor and the head of International Markets at Tradeteq since 2017. He has also been a Partner at M&M Investments Pte. Ltd., a holding company that invests in technology companies globally and provides debt and equity advice since 2016. He is a research affiliate at the Middle East Institute in Singapore (MEI), while from 2016 to 2018, Mr. Tomba was a senior fellow, and from 2015 to 2016, Mr. Tomba was a visiting senior fellow at MEI, where he focused on Asia — Middle East relations. He has also been sitting on the Advisory Council of the Center for Sovereign Wealth and Global Capital at The Fletcher School, Tufts University, since 2013. Mr. Tomba has experience in evaluating, negotiating, and structuring direct investments globally across all parts of the capital structure, in public and private markets. Mr. Tomba served as an Investment Manager at Qatar’s Sovereign Wealth Fund (Qatari Diar), where he managed an equity portfolio and worked on large private equity and real estate transactions worldwide from 2008 to 2016. Prior to that, in 2003, Mr. Tomba joined the Goldman Sachs group, where he was involved in the investment and portfolio management of the real estate funds managed by the bank until 2008. Mr. Tomba began his private equity and investment management career in 2002 with the Private Wealth Management team of Merrill Lynch. He studied business administration and international affairs at Bocconi University, Sciences Po, and Fletcher School.

We believe Mr. Tomba’s extensive history of leading value-creating transactions and extensive expertise in the area of finance makes him well-qualified to sit on our board of directors.

Vittorio Savoia is the Co-Founder and Managing Partner of Alchemy Investment Management, an affiliate of our sponsor, and has been our Director since November 19, 2021, and our co-CEO since November 2022. Mr. Savoia is an Italian-born business professional, principal investor, and serial entrepreneur with over 15 years of extensive experience in financial services, private investment, and asset management. His global reach spans the Americas, Europe, and the Middle East, where he advises on complex transactions, manages equity and debt deals, explores co-investment opportunities, and provides investment solutions across multi-asset strategies and geographies to selected investment parties. He also serves on multiple international investment committees and operational and advisory boards of private companies.

Since 2017, Mr. Savoia has served as the managing director and CIO of FIDES S.R.L (“Fides”) where he has steered the long-term strategic direction and investment activities of Fides. In June 2022, he assumed the role of Managing Director at Treehouse Group, a prestigious UK and Italy-based private investment firm specializing in enhancing high-end residential properties through advanced analytics and strategic acquisitions.

Fides operates as an ethical and prudent, privately managed investment, advisory, and multi-generational holding group owned by VIS Capital. Fides leads a diverse array of alternative investment strategies and business advisory endeavours across the private and public equity markets, with a strategic focus on PE, VC, RE, and other alternatives, consistently identifying and capitalizing on new opportunities.

From 2016 to 2020, Mr. Savoia served as the Founder & Managing Partner of VIS Partners, a Luxembourg-based independent GP, where he led investment practices mainly focused on uncorrelated long-term value strategies across different asset classes and geographies.

Among other roles, Mr. Savoia is an executive member of the Italian and Iberian Family Officer Associations and actively contributes to various Harvard alumni associations and organizations.

Currently enrolled in the Owner/President Management (OPM 64) Program at Harvard Business School, Mr. Savoia earned a Master’s Degree in Business Management, Finance and Control from Harvard University in the United States. He also holds a Bachelor’s Degree with Honours in Business Management and International Business from Westminster Business School in the United Kingdom and Rennes School of Business in France. Additionally, he completed an Executive Program in Investment Strategies and Wealth Management at Esade Business School in Spain.

We believe Mr. Savoia’s experience in investment management and experience as the managing director and CIO of FIDES S.R.L. makes him well-qualified to sit on our board of directors.

Harshana Sidath Jayaweera has been our Chief Financial Officer since October 2022. He has been the Managing Director of Aartha Capital Advisory & Investments Limited, a boutique advisory and consultancy firm with an international clientele, since June 2017. He also functions as an Independent Director and Board Member at GRIP (DIFC) Limited, a regulated Investment Bank based in Dubai International Financial Centre, since October 2019. In the interim, from December 2020 to November 2021, he supported the Investment Banking landscape in Sri Lanka as the Chief Business Officer at Acuity Group (JV of DFCC PLC and Hatton National Bank PLC). Previously, Mr. Jayaweera was the Director and Head of Client Coverage of Investment Banking at ADSS Group, a leading International Brokerage established nexus to Abu Dhabi Government, from April 2018 to March 2019. Prior to ADSS, from September 2016 to March 2018, he served as a Vice President at Credit Suisse AG, working in the International Wealth Management Division. Prior to that, from May 2008 to July 2016, he served as the Country Head for United Arab Emirates, at Bank ABC, a Universal Bank based in Bahrain. Before joining Bank ABC, from June 2006 to May 2008, he worked with BNP Paribas S.A. based in Abu Dhabi, United Arab Emirates, where he managed and assisted the largest lending and investment portfolio of the branch. Previously, Mr. Jayaweera held a similar analytical and client facing role with Emirates NBD from November 2004 to June 2006. While working in Sri Lanka, prior to 2004, he worked with Nations Trust Bank PLC (from January 2003 to July 2004), and Sampath Bank PLC (from November 1998 to January 2003), attached to Corporate Banking, Bank Operations, Management Reporting as well as Branch Banking. Mr. Jayaweera has a Master of Business Administration (with Merit) from the University of Leicester, UK, obtained in 2015. He has also completed the Executive Management Program in International Management conducted by Stanford Graduate School of Business (USA) and National University of Singapore Business School (Singapore) in 2014. He is certified in Marketing of Financial Services as well as Banking & Finance from Institute of Bankers Sri Lanka and Chartered Institute of Bankers (UK) respectively. Furthermore, he has obtained certification from Harvard Business School in relation to FinTech and Blockchain.

Debbie S. Zoldan has been our independent director since November 19, 2021. Ms. Zoldan has been the Chief Compliance Officer of Seaport Securities Corporation since 2000. Prior to that she served as a Partner at Seaport Securities Corporation from 1987 to 2000. Ms. Zoldan holds Series 4, 7, 8, 14, 24, 55, and 63 FINRA Registrations. She is licensed as a registered representative with Seaport Securities Corporation, which is a registered securities broker/dealer and a member of the Financial Industry Regulatory Authority, or FINRA, New York Stock Exchange, or NYSE, and the Securities Investors Protection Corporation, or SIPC. Ms. Zoldan sits on the NYSE Acceptability Board and the NYSE Hearing Board. She is also a member of the FINRA roster, to serve as a Non-Public FINRA Arbitrator. Ms. Zoldan received a Bachelor of Business Administration degree from CUNY-Baruch College in New York in 1992.

We believe Ms. Zoldan’s over 30 years of management experience and expertise in financial regulation makes her well-qualified to sit on our board of directors.

Pablo Terpolilli has been our independent director since November 19, 2021. Mr. Terpolilli is currently the founder and CEO of vabble Ltd., a startup that is building a neo-bank platform to help emerging market companies connect with institutional investors since 2021. Additionally, Mr. Terpolilli has been the founder and an executive of PACT-AM, an advisory and independent sponsor that is active in Europe and the Americas since 2019. Mr. Terpolilli has held various banking roles and has served in senior management roles at various industrial companies. In 2020, he co-headed the rollout of alternative investments for Santander Bank International, a major private bank based in Geneva, Switzerland. Between June 2017 and December 2018, Mr. Terpolilli led the private financing for the Western Hemisphere-Europe, the Middle East and Africa and the Americas at Standard Chartered Bank Plc. Mr. Terpolilli has also served on the board of directors of Valuable Insights since 2015. Since 2015, Mr. Terpolilli has held various advisory and consulting positions as well. From 2013 to 2014, he was the head of the corporate finance group at The Klesch Group, a large family-office-owned industrial conglomerate that operates in oil refining, shipping, commodities trading, petrochemicals and metals. In 2009, he joined UBS where he worked with the Special Situations Financing group until 2012. From 2004 to 2009, Mr. Terpolilli served in various banking roles in leveraged finance and distressed trading at Goldman, Sachs & Co. in both London and New York. In 1998, Mr. Terpolilli joined the high yield division of Donaldson, Lufkin & Jenrette, an investment bank, in New York. Mr. Terpolilli received an MBA from Babson College in 1998, where he graduated magna cum laude, a JD from University of Buenos Aires in Argentina in 1995 and an undergraduate research degree in International Trade and Economics from Argentine University of Enterprise in 1991.

We believe Mr. Terpolilli’s business experience and experience in deal execution and multi-industry banking makes him well-qualified to sit on our board of directors.

Carlo Tursi serves as an independent member of our board of directors. Mr. Tursi is currently the Chief Executive Officer of UrbanV, a company based in Italy with a mission to bring air mobility in urban centers and beyond through designing, building and managing vertiports — the ground infrastructure to enable electric vertical takeoff and landing. Prior to his role with UrbanV, Mr. Tursi served as the Chief Executive Officer of TIM Ventures, an Italian corporate venture capital firm owned by the Italian telecommunications company Telecom Italia, from 2020 to 2021. Mr. Tursi also served as a director on the board of Satispay Italy, a thriving European payment solutions provider from March until October 2021. Prior to that, from 2014 to 2018 he served as the General Manager for Italy of Uber. Mr. Tursi was an Associate at Quantum Pacific, a London-based family office from 2013 to 2014, where he worked primarily in the automotive and energy sectors, while also contributing to the company’s venture capital activities. He also worked from 2006 to 2008 as an analyst at Kearney, where he began his career. Mr. Tursi received an MBA from MIT Sloan in 2010 and an MSc in Mechanical Engineering in 2005.

We believe Mr. Tursi’s extensive venture capital experience and expertise in mobility and technology makes him well-qualified to sit on our board of directors.

Number and Terms of Office of Officers and Directors

We have six directors.

There is no requirement under the Companies Act for us to hold annual general meetings or extraordinary general meetings to appoint directors. In accordance with the Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on the Nasdaq. We may not hold an annual general meeting to elect new directors prior to the consummation of our initial business combination. Prior to the completion of an initial business combination, any vacancy on the board of directors may be filled by a nominee chosen by the vote of a majority of the remaining directors.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. We rely on the phase-in rules of Nasdaq with respect to this requirement. These phase-in rules require that a majority of our board of directors be independent within twelve months of the effectiveness of the registration statement used in connection with our initial public offering. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that each of Debbie S. Zoldan, Carlo Tursi and Pablo Terpolilli are considered an “independent director” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a compensation committee and a nominating committee. Subject to phase-in rules and a limited exception, Nasdaq rules and Rule 10A-3 under the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and Nasdaq rules require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

We have established an audit committee of the board of directors. Debbie S. Zoldan, Carlo Tursi and Pablo Terpolilli serve as members of our audit committee. Our board of directors has determined that each of Debbie S. Zoldan, Carlo Tursi and Pablo Terpolilli are independent under the Nasdaq listing standards and applicable SEC rules. Debbie S. Zoldan serves as the chair of the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Each member of the audit committee is financially literate and our board of directors has determined that each member of the committee qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

The audit committee is responsible for:

●	meeting with our independent registered public accounting firm regarding, among other issues, audits, and adequacy of our accounting and control systems;
●	monitoring the independence of the independent registered public accounting firm;
●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;
●	inquiring and discussing with management our compliance with applicable laws and regulations;
●	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;
●	appointing or replacing the independent registered public accounting firm;
●	determining the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;
●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;
●	monitoring compliance on a quarterly basis with the terms of our initial public offering and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms of our initial public offering; and
●	reviewing and approving all payments made to our existing shareholders, executive officers or directors and their respective affiliates. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

Nominating Committee

We have established a nominating committee of our board of directors. The members of our nominating committee are Debbie S. Zoldan, Carlo Tursi and Pablo Terpolilli, and Debbie S. Zoldan serves as chair of the nominating committee. Under the Nasdaq listing standards, we are required to have a nominating committee composed entirely of independent directors. Our board of directors has determined that each of Debbie S. Zoldan, Carlo Tursi and Pablo Terpolilli are independent.

The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, shareholders, investment bankers and others.

The guidelines for selecting nominees, are specified in a charter that we have adopted, generally provide that persons to be nominated:

●	should have demonstrated notable or significant achievements in business, education or public service;
●	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

●	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.

The nominating committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by shareholders and other persons.

Compensation Committee

We have established a compensation committee of our board of directors. The members of our compensation committee are Debbie S. Zoldan, Carlo Tursi and Pablo Terpolilli, and Debbie S. Zoldan will serve as chair of the compensation committee.

Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent directors. Our board of directors has determined that each of Debbie S. Zoldan, Carlo Tursi and Pablo Terpolilli are independent. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our co-CEOs’, Chief Financial Officer’s and Chief Technical Officer’s, evaluating our co-CEOs’, Chief Financial Officer’s and Chief Technical Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our co-CEOs, Chief Financial Officer and Chief Technical Officer based on such evaluation;
●	reviewing and approving the compensation of all of our other Section 16 executive officers;
●	reviewing our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans;
●	assisting management in complying with our proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;
●	producing a report on executive compensation to be included in our annual proxy statement; and
●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. A copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

●	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;
●	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;
●	directors should not improperly fetter the exercise of future discretion;
●	duty to exercise powers fairly as between different sections of shareholders;
●	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and
●	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge skill and experience of that director.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the amended and restated memorandum and articles of association or alternatively by shareholder approval at general meetings.

Certain of our officers and directors presently have, and any of them in the future may have additional, fiduciary and contractual duties to other entities. As a result, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, then, subject to their fiduciary duties under Cayman Islands law, he or she will need to honor such fiduciary or contractual obligations to present such business combination opportunity to such entity, before we can pursue such opportunity. If these other entities decide to pursue any such opportunity, we may be precluded from pursuing the same. However, we do not expect these duties to materially affect our ability to complete our initial business combination.

Our officers and directors have agreed to present to us all target business opportunities that have a fair market value of at least 80% of the assets held in the trust account (excluding deferred underwriting fees and taxes payable on the income earned on the funds in the trust account) prior to presenting them to any other entity, subject to any pre-existing fiduciary or contractual obligations they may have. Additionally, our amended and restated memorandum and articles of association provides that we renounce our interest in any business combination opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to complete on a reasonable basis.

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations:

Individual(1)	Entity(2)	Entity’s Business	Affiliation
Steven M. Wasserman	MSP Sports Capital, L.P.	Sports Investments	Principal
	byNordic Acquisition Corporation	Special Purpose Acquisition Company	Director

Mattia Tomba	Tradeteq	Fintech	Founding Investor and Head of International Markets
	M&M Investments Pte. Ltd.	Holding Company	Partner

Vittorio Savoia	FIDES S.R.L.	Investment and Advisory Group	Founder and Managing Director
	Treehouse Group	Investment Firm	Managing Director

Harshana Sidath Jayaweera	Aartha Capital Advisory & Investments Limited	Advisory and Consulting	Managing Director
	GRIP (DIFC) Limited	Investment Bank	Independent Director

Debbie S. Zoldan	Seaport Securities Corp.	Finance	Chief Compliance Officer, Chief Operating Officer and Partner

Pablo Terpolilli	Valuable Insights	Consulting	Director
	PACT-AM	Advisor and Sponsor	Founder
	vabble Ltd.	IT Services	Founder, Director, and Chief Executive Officer

Carlo Tursi	UrbanV	Air Mobility	Chief Executive Officer and Director

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, willful neglect, civil fraud or the consequences of committing a crime. Our amended and restated memorandum and articles of association provides for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We have entered into agreements with our directors and officers to provide contractual indemnification in addition to the indemnification provided for in our amended and restated memorandum and articles of association. We have purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

Our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account, and have agreed to waive any right, title, interest or claim of any kind they may have in the future as a result of, or arising out of, any services provided to us and will not seek recourse against the trust account for any reason whatsoever (except to the extent they are entitled to funds from the trust account due to their ownership of public shares). Accordingly, any indemnification provided will only be able to be satisfied by us if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination.

Our indemnification obligations may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Item 11. EXECUTIVE COMPENSATION

Executive Officers and Director Compensation

No executive officer has received any cash compensation for services rendered to us. No compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, such individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors and audit committee, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of April 16, 2024 by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding Ordinary Shares;
●	each of our executive officers and directors that beneficially owns our Ordinary Shares; and
●	all our executive officers and director as a group.

The following table is based on 14,970,500 Ordinary Shares issued and outstanding as of April 16, 2024, of which 12,095,500 were Class A Ordinary Shares and 2,875,000 were Class B Ordinary Shares. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our Ordinary Shares beneficially owned by them.

	Class A ordinary shares		Class B ordinary shares
	Number of		Number of		Approximate
	Shares	Approximate	Shares	Approximate	Percentage of
	Beneficially	Percentage	Beneficially	Percentage	Ordinary
Name and Address of Beneficial Owner(1)	Owned	of Class	Owned(2)	of Class	Shares
Alchemy DeepTech Capital LLC (our sponsor)(3)	538,000	44.5%	2,875,000	100.00%	22.8%
Wealthspring Capital LLC(4)	1,214,690	10.0%	—	—	8.1%
Spring Creek Capital, LLC(5)	655,000	5.4%	—	—	4.4%
Mattia Tomba (co-CEO)	—	—	—	—	—
Vittorio Savoia (co-CEO)	—	—	—	—	—
Steven M. Wasserman	—	—	—	—	—
Debbie S. Zoldan	—	—	—	—	—
Pablo Terpolilli	—	—	—	—	—
Carlo Tursi	—	—	—	—	—
Harshana Sidath Jayaweera	—	—	—	—	—
All officers and directors as a group (seven individuals)	—	—	—	—	—
(1)	Unless otherwise indicated, the business address of each of our shareholders is 1 Via San Raffaele, 20121 Milano MI, Italy.
(2)	Interests shown consist solely of founder shares, classified as Class B Ordinary Shares. Such shares will automatically convert into Class A Ordinary Shares at the time of our initial business combination or earlier at the option of the holders thereof.
(3)	The shares reported above are held in the name of our sponsor, Alchemy DeepTech Capital LLC, a Delaware limited liability company with its registered address at 251 Little Falls Drive, Wilmington, New Castle County, Delaware 19808. Our sponsor is controlled by VAM Partners LLC, which is governed by a four-member board of directors which acts by majority vote. Accordingly, no individual director of VAM Partners LLC exercises voting or dispositive control over any of the securities held by our sponsor, including those in which such director has a pecuniary interest. Accordingly, none of the directors will be deemed to have or share beneficial ownership of securities held by our sponsor.
(4)	According to a Schedule 13G filed with the SEC on January 10, 2024, Wealthspring Capital LLC and Mathew Simpson may be deemed beneficial owners of 1,214,690 Class A Ordinary Shares. The principal business address for Wealthspring Capital LLC and for Matthew Simpson is 2 Westchester Park Drive, Suite 108, West Harrison, NY 10604.
(5)	According to a Schedule 13G filed with the SEC on February 14, 2024, Spring Creek Capital, LLC (“Spring Creek”) and Koch Industries, Inc. (“Koch Industries”) may deemed to be the beneficial owners of 655,000 Class A Ordinary Shares. Koch Industries, SCC Holdings, LLC (“SCC”), KIM, LLC (“KIM”), Koch Investments Group, LLC (“KIG”), and Koch Investments Group Holdings, LLC (“KIGH”) may be deemed to beneficially own the Class A Ordinary Shares held by Spring Creek by virtue of (i) Koch Industries’ beneficial ownership of KIGH, (ii) KIGH’s beneficial ownership of KIG, (iii) KIG’s beneficial ownership of KIM, (iv) KIM’s beneficial ownership of SCC and (v) SCC’s beneficial ownership of Spring Creek. The address of the foregoing reporting persons is 4111 E. 37th Street North, Wichita, KS 67220.

The sponsor has agreed (A) to vote any shares owned by it in favor of any proposed initial business combination and (B) not to redeem any shares in connection with a shareholder vote to approve a proposed initial business combination.

Our sponsor, executive officers and directors are deemed to be our “promoters” as such term is defined under the federal securities laws.

Restrictions on Transfers of Founder Shares and Placement Shares

The founder shares and placement shares are each subject to transfer restrictions pursuant to lock-up provisions in a letter agreement with us that was entered into by our sponsor, officers and directors and the purchase agreement that was entered into with Cantor. Those lock-up provisions provide that such securities are not transferable or salable (i) in the case of the founder shares (or Class A Ordinary Shares issuable upon conversion thereof), until the earlier to occur of: (A) one year after the completion of our initial business combination and (B) the date on which we complete a liquidation, merger, share exchange or other similar transfer after our initial business combination that results in all of our public shareholders having the right to exchange their Ordinary Shares for cash, securities or other property. Notwithstanding the foregoing, the founder shares (or Class A Ordinary Shares issuable upon conversion thereof) will be released from the lock-up if, subsequent to our initial business combination, (x) the reported last sale price of our Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a transaction after our initial business combination which results in all of our shareholders having the right to exchange their Ordinary Shares for cash, securities or other property. In the case of the placement share until 30 days after the completion of our initial business combination, except in each case (a) to our officers or directors, any affiliates or family members of any of our officers or directors, any members or partners of our sponsor, or any affiliates of such members of funds and accounts advised by such members, any affiliates of our sponsor, or to any affiliates of Cantor (b) in the case of an individual, by gift to a member of one of the members of the individual’s immediate family or to a trust, the beneficiary of which is a member of one of the individual’s immediate family, an affiliate of such person or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of the individual; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) by private sales or transfers made in connection with the consummation of an initial business combination at prices no greater than the price at which the securities were originally purchased; (f) by pro rata distribution from the sponsor to its members, partners, or stockholders pursuant to the Sponsor’s operating agreement; (g) by virtue of our sponsor’s or Cantor’s organizational documents upon liquidation or dissolution of our sponsor or Cantor (as applicable); (h) to the Company for no value for cancellation in connection with the consummation of our initial business combination; (i) in the event of our liquidation prior to the completion of our initial business combination; or (j) in the event of our liquidation, merger, capital share exchange, reorganization or other similar transaction which results in all of our shareholders having the right to exchange their Class A Ordinary Shares for cash, securities or other property subsequent to our completion of our initial business combination; provided, however, that in the case of clauses (a) through (g) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions and the other restrictions contained in the letter agreements and by the same agreements entered into by our sponsor with respect to such securities (including provisions relating to voting, the trust account and liquidating distributions described elsewhere in this Report).

Registration Rights

The holders of the founder shares, the placement shares and the shares that may be issued upon conversion of working capital loans, and Class A Ordinary Shares issuable upon conversion of the founder shares, are entitled to registration rights pursuant to a registration rights agreement executed on the effective date of our initial public offering, requiring us to register such securities for resale (in the case of the founder shares, only after conversion to our Class A Ordinary Shares). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. The registration rights agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering our securities. We will bear the expenses incurred in connection with the filing of any such registration statements. Notwithstanding the foregoing, Cantor may not exercise their demand and “piggy-back” registration rights after five (5) and seven (7) years after the effective date of the registration statement used in connection with our initial public offering and may not exercise their demand rights on more than one occasion.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On December 6, 2021, our sponsor acquired an aggregate of 4,312,500 founder shares for a total consideration of $50,000, or approximately $0.0116 per share. On October 26, 2022, 287,500 founder shares were surrendered and thereupon cancelled by the Company resulting in a decrease in the total number of founder shares outstanding from 4,312,500 shares to 4,025,000 shares. On February 7, 2023, 1,150,000 founder shares were surrendered and thereupon cancelled by the Company resulting in a decrease in the total number of founder shares outstanding from 4,025,000 shares to 2,875,000 shares. Up to 375,000 founder shares held by our sponsor were subject to forfeiture by our sponsor depending on the extent to which the underwriters’ over-allotment option was exercised. On May 5, 2023, the full over-allotment option was exercised, and therefore, the 375,000 founder shares are no longer subject to forfeiture. The founder shares (including the Class A Ordinary Shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

Our sponsor purchased an aggregate of 538,000 placement shares at a price of $10.00 per share for an aggregate purchase price of $5,380,000. Cantor has also purchased an aggregate of 57,500 placement shares at a price of $10.00 per share for an aggregate purchase price of $575,000. There will be no redemption rights or liquidating distributions from the trust account with respect to the founder shares and placement shares, which will expire worthless if we do not consummate a business combination within 18 months from the closing of our initial public offering.

Commencing on the date our securities were first listed on Nasdaq, we pay Alchemy Investment Management LLC, an affiliate of our sponsor, a total of $10,000 per month for secretarial and administrative support services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

No compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our sponsor, officers or directors or any affiliate of our sponsor, officers or directors prior to, or in connection with any services rendered in order to effectuate, the consummation of an initial business combination (regardless of the type of transaction that it is).

However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates and determines which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Prior to the closing of our initial public offering, Alchemy Investment Management LLC, an affiliate of our sponsor, agreed to loan us up to $500,000 to be used for a portion of the expenses of our initial public offering. These loans were non-interest bearing, unsecured and were due at the earlier of June 30, 2023 or the closing of our initial public offering. The loan was repaid upon the closing of our initial public offering out of the offering proceeds that had been allocated to the payment of offering expenses (other than underwriting commissions).

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds on a non-interest bearing basis as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into shares of the post-business combination entity, at a price of $10.00 per share at the option of the lender, upon consummation of our initial business combination. The shares would be identical to the placement shares. Other than as described above, the terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans.

We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a shareholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

The holders of the founder shares, placement shares, and shares that may be issued upon conversion of working capital loans will have registration rights to require us to register a sale of any of our securities held by them pursuant to a registration rights agreement to be signed prior to or on the effective date of our initial public offering. These holders will be entitled to make up to three demands, excluding short form registration demands, that we register such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by us. Notwithstanding the foregoing, Cantor may not exercise their demand and “piggy-back” registration rights after five (5) and seven (7) years after the effective date of the registration statement used in connection with our initial public offering and may not exercise their demand rights on more than one occasion.

We entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our memorandum and articles of association. Our amended and restated memorandum and articles of association also permits us to secure insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Cayman Islands law would permit such indemnification. We have purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

Related Party Policy

We have adopted a code of ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our code of ethics, conflict of interest situations will include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company.

In addition, our audit committee, pursuant to a written charter that we have adopted, will be responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present will be required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that our initial business combination is fair to our shareholders from a financial point of view. Furthermore, no finder’s fees, reimbursements, consulting fee, monies in respect of any payment of a loan or other compensation will be paid by us to our sponsor, officers or directors or any affiliate of our sponsor, officers or directors prior to, for services rendered to us prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, the following payments will be made to our sponsor, officers or directors, or our or their affiliates, none of which will be made from the proceeds of our initial public offering held in the trust account prior to the completion of our initial business combination:

●	Payment to Alchemy Investment Management LLC, an affiliate of our sponsor, of $10,000 per month, for up to 18 months, for secretarial and administrative support services;

●	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and
●	Repayment of non-interest bearing loans which may be made by our sponsor or an affiliate of our sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which (other than as described above) have not been determined nor have any written agreements been executed with respect thereto. Up to $1,500,000 of such working capital loans may be convertible into shares of the post-business combination entity at a price of $10.00 per share (which, for example, would result in the holders being issued 150,000 shares if $1,500,000 of notes were so converted), at the option of the lender. Such shares would be identical to the placement shares. The terms of such working capital loans by our sponsor or its affiliates, or our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans.

Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. We rely on the phase-in rules of Nasdaq with respect to this requirement. These phase-in rules require that a majority of our board of directors be independent within twelve months of the effectiveness of the registration statement used in connection with our initial public offering. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that each of Debbie S. Zoldan, Carlo Tursi and Pablo Terpolilli are considered an “independent director” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of fees paid or to be paid to Marcum LLP (“Marcum”), for services rendered.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements and review of the financial information included in our Registration Statement on Form S-1 and subsequent reports after the IPO totaled $163,713.35, all of which has been paid in 2023. $55,563.36 has been paid before the IPO and $108,149.99 post IPO.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the year ended December 31, 2023 we did not incur any audit-related fees payable to Marcum,

Tax Fees. We did not pay Marcum for tax fees for the year ended December 31, 2023.

All Other Fees. We did not pay Marcum for any other services for the year ended December 31, 2023.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this Report:
(1)	Financial statements: Our financial statements are listed in the “Index to Audited Financial Statements” on page F-1.
(2)	Financial statement schedules: None
(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied on the SEC website at www.sec.gov.

Exhibit No.	Description
3.1	Amended and Restated Memorandum and Articles of Association.(1)
4.1	Specimen Unit Certificate.(2)
4.2	Specimen Class A Ordinary Share Certificate.(2)
4.3	Specimen Warrant Certificate.(2)
4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company.(1)
4.5	Description of Securities.
10.1	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Company.(1)
10.2	Registration and Shareholder Rights Agreement among the Company, the Sponsor and the Underwriter.(1)
10.3	Private Placement Shares Purchase Agreement between the Company and the Sponsor.(1)
10.4	Private Placement Shares Purchase Agreement between the Company and the Underwriter.(1)
10.5	Administrative Services Agreement between the Company and Alchemy Investment Management LLC.(1)
10.6	Letter Agreement among the Company, the Sponsor and the Company’s officers and directors.(1)
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a)_under the Securities Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a)_under the Securities Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Clawback Policy.
101.Ins	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*

These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

(1)	Incorporated by reference to our Current Report on Form 8-K, filed with the SEC on May 9, 2023.
(2)	Incorporated by reference to our Registration Statement on Form S-1, as amended, initially filed with the SEC on December 2, 2022.

Item 16. FORM 10–K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALCHEMY INVESTMENTS ACQUISITION CORP 1

By:	/s/ Mattia Tomba
Name:	Mattia Tomba
Title:	Co-Chief Executive Officer (Principal Executive Officer)

Dated: April 16, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Mattia Tomba	Co-Chief Executive Officer and Director	April 16, 2024
Mattia Tomba	(Principal Executive Officer)

/s/ Vittorio Savoia	Co-Chief Executive Officer and Director	April 16, 2024
Vittorio Savoia	(Principal Executive Officer)

/s/ Harshana Sidath Jayaweera	Chief Financial Officer	April 16, 2024
Harshana Sidath Jayaweera	(Principal Financial Officer)

/s/ Steven M. Wasserman	Director	April 16, 2024
Steven M. Wasserman

/s/ Debbie S. Zoldan	Director	April 16, 2024
Debbie S. Zoldan

/s/ Pablo Terpolilli	Director	April 16, 2024
Pablo Terpolilli

/s/ Carlo Tursi	Director	April 16, 2024
Carlo Tursi

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Alchemy Investments Acquisition Corp 1

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Alchemy Investments Acquisition Corp 1 (the “Company”) as of December 31, 2023 and 2022, the related statements of operations, changes in shareholders’ (deficit) equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of completing a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities on or before November 9, 2024. There is no assurance that the Company will obtain the necessary approvals or raise the additional capital it needs to fund its business operations and complete any business combination prior to November 9, 2024, if at all. The Company also has no approved plan in place to extend the business combination deadline beyond November 9, 2024 and lacks the capital resources needed to fund operations and complete any business combination, even if the deadline to complete a business combination is extended to a later date. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

Boston, MA

April 16, 2024

ALCHEMY INVESTMENTS ACQUISITION CORP 1

BALANCE SHEETS

	December 31, 2023	December 31, 2022
Assets:
Current assets:
Cash	$309,742	$—
Prepaid expenses - current	183,672	—
Total current assets	493,414	—
Investments held in Trust Account	120,664,565	—
Deferred offering costs	—	1,215,951
Prepaid expenses - non-current	57,726	—
Total Assets	$121,215,705	$1,215,951

Liabilities, Redeemable Class A Ordinary Shares and Shareholders’ (Deficit) Equity:
Current liabilities:
Accounts payable	$717,463	$—
Accrued expenses	42,418	—
Accrued expenses - related party	77,097	—
Accrued offering and formation costs	—	798,204
Promissory note - related party	—	376,497
Total current liabilities	836,978	1,174,701
Deferred underwriting fee payable	5,175,000	—
Total Liabilities	6,011,978	1,174,701

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value, 11,500,000 and 0 shares at redemption value of $10.48 and $0 per share as of December 31, 2023 and December 31, 2022, respectively	120,564,564	—

Shareholders’ (Deficit) Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; 595,500 shares issued and outstanding (excluding 11,500,000 shares subject to possible redemption) and 0 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	60	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 2,875,000 issued and outstanding(1)	288	288
Additional paid-in capital	—	49,712
Accumulated deficit	(5,361,185)	(8,750)
Total Shareholders’ (Deficit) Equity	(5,360,837)	41,250
Total Liabilities, Redeemable Ordinary Shares and Shareholders’ (Deficit) Equity	$121,215,705	$1,215,951
(1)	On December 6, 2021, the Company issued 4,312,500 Founder Shares to the Sponsor for $50,000. In connection with the issuance of new 4,312,500 Founder Shares to Sponsor for $50,000 on December 6, 2021, the Company repurchased and cancelled the 4,312,500 Founder Shares issued to the related party for a purchase price of $25,000. On October 26, 2022, 287,500 Founder Shares were surrendered and thereupon cancelled by the Company resulting in a decrease in the total number of Founder Shares outstanding from 4,312,500 shares to 4,025,000 shares. On February 7, 2023, 1,150,000 Founder Shares were surrendered and thereupon cancelled by the Company resulting in a decrease in the total number of Founder Shares outstanding from 4,025,000 shares to 2,875,000 shares. All share amounts and related information have been retroactively restated to reflect the surrenders and cancellations (see Note 5).

The accompanying notes are an integral part of these financial statements.

ALCHEMY INVESTMENTS ACQUISITION CORP 1

STATEMENTS OF OPERATIONS

	For the Year Ended	For the Year Ended
	December 31,	December 31,
	2023	2022
Operating and formation costs	$659,983	$—
Loss from operations	(659,983)	—

Other income:
Gain on investments held in Trust Account	3,939,565	—
Dividend income	16,482	—
Total other income	3,956,047	—
Net income	$3,296,064	$—

Basic and diluted weighted average shares outstanding, Class A ordinary shares-redeemable	7,456,044	—
Basic and diluted net income per share, Class A ordinary shares-redeemable	$0.31	$—
Basic and diluted weighted average shares outstanding, Class A ordinary shares-non-redeemable	386,093	—
Basic and diluted net income per share, Class A ordinary shares-non-redeemable	$0.31	$—
Basic and diluted weighted average shares outstanding, Class B ordinary shares-non-redeemable(1)	2,747,253	2,500,000
Basic and diluted net income per share, Class B ordinary shares-non-redeemable	$0.31	$—
(1)	On December 6, 2021, the Company issued 4,312,500 Founder Shares to the Sponsor for $50,000. In connection with the issuance of new 4,312,500 Founder Shares to Sponsor for $50,000 on December 6, 2021, the Company repurchased and cancelled the 4,312,500 Founder Shares issued to the related party for a purchase price of $25,000. On October 26, 2022, 287,500 Founder Shares were surrendered and thereupon cancelled by the Company resulting in a decrease in the total number of Founder Shares outstanding from 4,312,500 shares to 4,025,000 shares. On February 7, 2023, 1,150,000 Founder Shares were surrendered and thereupon cancelled by the Company resulting in a decrease in the total number of Founder Shares outstanding from 4,025,000 shares to 2,875,000 shares. All share amounts and related information have been retroactively restated to reflect the surrenders and cancellations (see Note 5).

The accompanying notes are an integral part of these financial statements.

ALCHEMY INVESTMENTS ACQUISITION CORP 1

STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2022
					Additional		Total
	Class A Ordinary Shares		Class B Ordinary Shares		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit) Equity
Balance at January 1, 2022	—	$—	2,875,000	$288	$49,712	$(8,750)	$41,250
Net loss	—	—	—	—	—	—	—
Balance at December 31, 2022	—	$—	2,875,000	$288	$49,712	$(8,750)	$41,250
Proceeds from Initial Public Offering allocated to Public Warrants, net of offering costs	—	—	—	—	317,896	—	317,896
Proceeds from Private Placement Shares, net of offering costs	595,500	60	—	—	5,875,551	—	5,875,611
Initial remeasurement for Class A ordinary shares to redemption amount	—	—	—	—	(6,243,159)	(4,808,935)	(11,052,094)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	—	(3,839,564)	(3,839,564)
Net income	—	—	—	—	—	3,296,064	3,296,064
Balance at December 31, 2023	595,500	$60	2,875,000	$288	$—	$(5,361,185)	$(5,360,837)

The accompanying notes are an integral part of these financial statements.

ALCHEMY INVESTMENTS ACQUISITION CORP 1

STATEMENTS OF CASH FLOWS

	For the Year Ended	For the Year Ended
	December 31,	December 31,
	2023	2022
Cash Flows from Operating Activities:
Net income	$3,296,064	$—

Adjustments to reconcile net income to net cash used in operating activities:
Gain on investments held in trust account	(3,939,565)	—
Changes in operating assets and liabilities:
Prepaid expenses	(183,672)	—
Prepaid expenses - non-current	(57,726)	—
Accounts payable	(97,799)	—
Accrued expenses	42,418	—
Accrued expenses - related party	77,097	—
Net cash used in operating activities	(863,183)	—

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(116,725,000)	—
Net cash used in investing activities	(116,725,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Private Placement Shares	5,955,000	—
Proceeds from sale of Placement Units, net of underwriting discount paid	112,700,000	—
Proceeds from promissory note, related party	59,025	—
Repayment of promissory note, related party	(435,522)	—
Payment of offering costs	(380,578)	—
Net cash provided by financing activities	117,897,925	—

Net Change in Cash	309,742	—
Cash - Beginning of period	—	—
Cash - End of period	$309,742	$—

Supplemental disclosure of noncash financing activities:
Deferred underwriting fee payable	$5,175,000	$—
Initial remeasurement of Class A ordinary shares subject to redemption to redemption amount	$11,052,094	$—
Subsequent remeasurement of Class A ordinary shares subject to redemption to redemption amount	$3,839,564	$—
Deferred offering costs included in accounts payable	$815,262	$—
Deferred offering costs included in accrued offering and formation costs	$—	$594,248
Deferred offering costs paid through notes payable to related party	$385,516	$214,187

The accompanying notes are an integral part of these financial statements.

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO FINANCIAL STATEMENTS

December 31, 2023

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

As of December 31, 2023, the Company had not commenced any operations. All activity from October 27, 2021 (inception) through December 31, 2023 relates to the Company’s formation and initial public offering (“Initial Public Offering”), and subsequent pursuit of a target company to affect a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of investment income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

The Sponsor, officers and directors have agreed to (i) waive their redemption rights with respect to any Private Placement Shares held by them in connection with the completion of our initial Business Combination, (ii) waive their redemption rights with respect to any Private Placement Shares held by them in connection with a shareholder vote to approve an amendment to our Second Amended and Restated Memorandum and Articles of Association (the “Amended and Restated Memorandum and Articles of Association”) (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or certain amendments to our Amended and Restated Memorandum and Articles of Association prior thereto or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within 18 months from the closing of the Initial Public Offering or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, (iii) waive their rights to liquidating distributions from the Trust Account with respect to any Private Placement Shares held by them if we fail to complete our initial Business Combination within 18 months from the closing of the Initial Public Offering and (iv) vote any Private Placement Shares held by them in favor of our initial Business Combination.

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

Transaction costs related to the issuances described above amounted to $9,088,588, consisting of $2,300,000 of cash underwriting fees, $5,175,000 of deferred underwriting fees and $1,613,588 of other offering costs. In addition, at December 31, 2023, $309,742 of cash was held outside of the Trust Account and is available for working capital purposes.

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO FINANCIAL STATEMENTS

December 31, 2023

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

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO FINANCIAL STATEMENTS

December 31, 2023

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

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO FINANCIAL STATEMENTS

December 31, 2023

Going Concern and Liquidity

As of December 31, 2023, the Company had $309,742 in cash held outside of the Trust Account and a working capital deficit of $343,564.

The Company has incurred and expects to continue to incur significant costs in pursuit of the Company’s financing and acquisition plans. The Company anticipates that the cash held outside of the Trust Account as of December 31, 2023 will not be sufficient to allow the Company to operate for at least one year from the date these financial statements are issued, and therefore substantial doubt about the Company’s ability to continue as a going concern exists. Management plans to address this uncertainty with the successful closing of a Business Combination. The Company has until November 9, 2024 to consummate a Business Combination. If a Business Combination is not consummated by November 9, 2024, there will be a mandatory liquidation and subsequent dissolution of the Company. The Company intends to complete the initial Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any Business Combination by November 9, 2024. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Risks and Uncertainties

As a result of the military action by the Russian Federation and Belarus in the country of Ukraine and related economic sanctions and, in recent weeks, the armed conflict in Israel and the Gaza Strip, and to some degree, the COVID-19 pandemic, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. Further, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO FINANCIAL STATEMENTS

December 31, 2023

dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses and disclosure of contingent assets and liabilities during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2023 and December 31, 2022.

Investments Held in Trust Account

As of December 31, 2023 the assets held in the Trust Account were held in money market funds, which were invested in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Such trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in Gain on investments held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. The Company had $120,664,565 in investments held in the Trust Account as of December 31, 2023.

Prepaid Expenses

Prepaid expenses - current of $183,672 and prepaid expenses - non-current of $57,726 consists primarily of premiums for directors and officers’ liability insurance. These premiums will be amortized over the 2-year term of the agreement.

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

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO FINANCIAL STATEMENTS

December 31, 2023

As of December 31, 2023, the Class A ordinary shares subject to possible redemption reflected in the balance sheet is reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Warrants	(345,000)
Issuance costs allocated to Class A ordinary shares	(8,982,094)
Plus:
Remeasurement of carrying value to redemption value	14,891,658
Class A ordinary shares subject to possible redemption	$120,564,564

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

Income Taxes

The Company accounts for income taxes under ASC Topic 740, Income Taxes, which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2023 and December 31, 2022, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

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

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC Topic 260, Earnings Per Share. Net income per share is computed by dividing net income by the weighted-average number of shares outstanding during the period. Remeasurement associated with the redeemable Class A ordinary shares is excluded from net income per share as the redemption value approximates fair value. Therefore, the income per share calculation allocates income shared pro rata between Class A and Class B ordinary shares. As a result, the calculated net income per share is the same for redeemable Class A ordinary shares, non-redeemable Class A ordinary shares and Class B ordinary shares. The Company has not considered the effect of the Public Warrants to purchase an aggregate of 5,750,000 shares in the calculation of diluted net income per share, since the exercise of the warrants are contingent upon the occurrence of future events; and consequently, diluted income per share is the same as basic income per share for the periods presented.

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO FINANCIAL STATEMENTS

December 31, 2023

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Year Ended			For the Year Ended
	December 31, 2023			December 31, 2022
	Class A-	Class A-	Class B-	Class A-	Class A-	Class B-
	redeemable	non-redeemable	non-redeemable	redeemable	non-redeemable	non-redeemable(1)
Basic and diluted net income per ordinary share:
Numerator:
Net income	$2,320,776	$120,176	$855,112	—	—	—

Denominator:
Basic and diluted weighted average shares outstanding	7,456,044	386,093	2,747,253	—	—	2,500,000
Basic and diluted net income per share	$0.31	$0.31	$0.31	—	—	$—
(1)	Excludes 375,000 Class B ordinary shares which are subject to forfeiture if the over-allotment option is not exercised in full or in part by the Underwriter for the year ended December 31, 2022 (see Note 5). In May 2023, the underwriter’s over-allotment option was exercised in full in conjunction with the Initial Public Offering, and the 375,000 Class B ordinary shares were no longer subject to forfeiture, and therefore such shares are included in the calculation of weighted average shares outstanding commencing at that date.

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

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO FINANCIAL STATEMENTS

December 31, 2023

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

The Public and Private Warrants are not precluded from equity classification and have been accounted for as such since the date of issuance, and each balance sheet date thereafter as long as they continue to meet the requirements for equity classification.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt— Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. The amendments are effective for smaller reporting companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

In December 2023, the FASB issued Accounting Standards Update 2023-09, “Improvements to Income Tax Disclosures” (“ASU 2023-09”), which provides for additional disclosures primarily related to the income tax rate reconciliations and income taxes paid. ASU 2023-09 requires entities to annually disclose the income tax rate reconciliation using both amounts and percentages, considering several categories of reconciling items, including state and local income taxes, foreign tax effects, tax credits and nontaxable or nondeductible items, among others. Disclosure of the reconciling items is subject to a quantitative threshold and disaggregation by nature and jurisdiction. ASU 2023-09 also requires entities to disclose net income taxes paid or received to federal, state and foreign jurisdictions, as well as by individual jurisdiction, subject to a five percent quantitative threshold. ASU 2023-09 may be adopted on a prospective or retrospective basis and is effective for fiscal years beginning after December 15, 2024 with early adoption permitted. We are evaluating the impact of ASU 2023-09 on disclosures in our Financial Statements.

Our management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO FINANCIAL STATEMENTS

December 31, 2023

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

The Sponsor, officers and directors have agreed to (i) waive their redemption rights with respect to any Private Placement Shares held by them in connection with the completion of our initial Business Combination, (ii) waive their redemption rights with respect to any Private Placement Shares held by them in connection with a shareholder vote to approve an amendment to our Amended and Restated Memorandum and Articles of Association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or certain amendments to our Amended and Restated Memorandum and Articles of Association prior thereto or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within 18 months from the closing of the Initial Public Offering or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, (iii) waive their rights to liquidating distributions from the Trust Account with respect to any Private Placement Shares held by them if we fail to complete our initial Business Combination within 18 months from the closing of the Initial Public Offering and (iv) vote any Private Placement Shares held by them in favor of our initial Business Combination.

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

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO FINANCIAL STATEMENTS

December 31, 2023

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

Promissory Note - Related Party

On December 22, 2022, the Sponsor agreed to loan the Company an aggregate of up to $500,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note, as amended (the “Promissory Note”). This loan is non-interest bearing and payable on the earlier of (i) June 30, 2023 or (ii) the date on which Company consummates the Initial Public Offering. On May 9, 2023, the Company repaid the outstanding balance under the Promissory Note in full. As of December 31, 2023 and December 31, 2022, the outstanding balance under the Promissory Note was $0 and $376,497, respectively.

Administrative Support Agreement

The Company entered into an agreement commencing on May 4, 2023 through the earlier of the consummation of a Business Combination or the Company’s liquidation, to pay Alchemy Investment Management LLC, an affiliate of the Sponsor, a monthly fee of $10,000 for secretarial and administrative services. As of December 31, 2023, there was $77,097 in accrued expenses for expenses incurred under this agreement.

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

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO FINANCIAL STATEMENTS

December 31, 2023

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

NOTE 7. SHAREHOLDERS’ (DEFICIT) EQUITY

Preference shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 479,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2023 there were 12,095,500 Class A ordinary shares issued and outstanding, including 11,500,000 Class A ordinary shares subject to possible redemption and classified as temporary equity. The remaining 595,500 shares are classified as permanent equity and are comprised of the Private Placement Shares. As of December 31, 2022, there were no Class A ordinary shares issued or outstanding.

Class B ordinary shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each share. As of December 31, 2023 and December 31, 2022, there were 2,875,000 Class B Ordinary Shares issued and outstanding. Of the 2,875,000 Class B ordinary shares outstanding, up to 375,000 shares were subject to forfeiture to the extent that the Underwriter’s over-allotment option was not exercised in full or in part, so that the initial shareholders will collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. On May 9, 2023, the Underwriter exercised the over-allotment option in full, so those shares are no longer subject to forfeiture.

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO FINANCIAL STATEMENTS

December 31, 2023

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

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO FINANCIAL STATEMENTS

December 31, 2023

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

The Company accounts for the 5,750,000 Public Warrants issued in connection with the Initial Public Offering in accordance with the guidance contained in ASC 815-40. Such guidance provides that the warrants described above are not precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity. As of December 31, 2023 and December 31, 2022, there were 5,750,000 and 0 Public Warrants outstanding, respectively.

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of December 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. There were no financial assets measured at fair value on a recurring basis as of December 31, 2022.

	Amount at Fair
Description	Value	Level 1	Level 2	Level 3
December 31,2023
Assets
Investments held in Trust Account:
U.S. Treasury Securities	$120,664,565	$120,664,565	$—	$—

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. The Company did not identify any subsequent events that required adjustment to or disclosure in the financial statements.