Form 10-Q
period 2024-03-31
Alchemy Investments Acquisition Corp 1
filed 2024-05-21
CIK 1901336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 20, 2024 there were 12,095,500 of the registrant’s Class A ordinary shares, par value $0.0001 per share, and 2,875,000 of the registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

Part I – Financial Information

Item 1. Financial Statements

ALCHEMY INVESTMENTS ACQUISITION CORP 1

CONDENSED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$129,211	$309,742
Prepaid expenses - current	240,099	183,672
Total current assets	369,310	493,414
Investments held in Trust Account	122,238,546	120,664,565
Prepaid expenses - non-current	15,702	57,726
Total Assets	$122,623,558	$121,215,705

Liabilities, Redeemable Class A Ordinary Shares and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$662,839	$717,463
Accrued expenses	61,066	42,418
Accrued expenses - related party	107,097	77,097
Total current liabilities	831,002	836,978
Deferred underwriting fee payable	5,175,000	5,175,000
Total Liabilities	6,006,002	6,011,978

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value, 11,500,000 at redemption value of $10.62 and $10.48 as of March 31, 2024, and December 31, 2023, respectively	122,138,545	120,564,564

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; 595,500 shares issued and outstanding (excluding 11,500,000 shares subject to possible redemption) as of both March 31, 2024 and December 31, 2023	60	60
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 2,875,000 issued and outstanding(1)	288	288
Accumulated deficit	(5,521,337)	(5,361,185)
Total Shareholders’ Deficit	(5,520,989)	(5,360,837)
Total Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit	$122,623,558	$121,215,705
(1)	On December 6, 2021, the Company issued 4,312,500 Founder Shares to the Sponsor for $50,000. In connection with the issuance of new 4,312,500 Founder Shares to Sponsor for $50,000 on December 6, 2021, the Company repurchased and cancelled the 4,312,500 Founder Shares issued to the related party for a purchase price of $25,000. On October 26, 2022, 287,500 Founder Shares were surrendered and thereupon cancelled by the Company resulting in a decrease in the total number of Founder Shares outstanding from 4,312,500 shares to 4,025,000 shares. On February 7, 2023, 1,150,000 Founder Shares were surrendered and thereupon cancelled by the Company resulting in a decrease in the total number of Founder Shares outstanding from 4,025,000 shares to 2,875,000 shares. All share amounts and related information have been retroactively restated to reflect the surrenders and cancellations (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALCHEMY INVESTMENTS ACQUISITION CORP 1

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2024	2023
Operating costs	$163,825	$221
Loss from operations	(163,825)	(221)

Other income:
Gain on investments held in Trust Account	1,573,981	—
Dividend income	3,673	—
Total other income	1,577,654	—
Net income (loss)	$1,413,829	$(221)

Basic and diluted weighted average shares outstanding, Class A ordinary shares-redeemable	11,500,000	—
Basic and diluted net income per share, Class A ordinary shares-redeemable	$0.09	$—
Basic and diluted weighted average shares outstanding, Class A ordinary shares-non-redeemable	595,500	—
Basic and diluted net income per share, Class A ordinary shares-non-redeemable	$0.09	$—
Basic and diluted weighted average shares outstanding, Class B ordinary shares-non-redeemable(1)	2,875,000	2,500,000
Basic and diluted net income per share, Class B ordinary shares-non-redeemable	$0.09	$—
(1)	On December 6, 2021, the Company issued 4,312,500 Founder Shares to the Sponsor for $50,000. In connection with the issuance of new 4,312,500 Founder Shares to Sponsor for $50,000 on December 6, 2021, the Company repurchased and cancelled the 4,312,500 Founder Shares issued to the related party for a purchase price of $25,000. On October 26, 2022, 287,500 Founder Shares were surrendered and thereupon cancelled by the Company resulting in a decrease in the total number of Founder Shares outstanding from 4,312,500 shares to 4,025,000 shares. On February 7, 2023, 1,150,000 Founder Shares were surrendered and thereupon cancelled by the Company resulting in a decrease in the total number of Founder Shares outstanding from 4,025,000 shares to 2,875,000 shares. All share amounts and related information have been retroactively restated to reflect the surrenders and cancellations (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALCHEMY INVESTMENTS ACQUISITION CORP 1

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

Three Months Ended March 31, 2024
					Additional		Total
	Class A Ordinary Shares		Class B Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at January 1, 2024	595,500	$60	2,875,000	$288	$—	$(5,361,185)	$(5,360,837)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	—	(1,573,981)	(1,573,981)
Net income	—	—	—	—	—	1,413,829	1,413,829
Balance at March 31, 2024	595,500	$60	2,875,000	$288	$—	$(5,521,337)	$(5,520,989)

Three Months Ended March 31, 2023
					Additional		Total
	Class A Ordinary Shares		Class B Ordinary Shares		Paid-in	Accumulated	Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2023	—	$—	2,875,000	$288	$49,712	$(8,750)	$41,250
Net loss	—	—	—	—	—	(221)	(221)
Balance at March 31, 2023	—	$—	2,875,000	$288	$49,712	$(8,971)	$41,029

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALCHEMY INVESTMENTS ACQUISITION CORP 1

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2024	2023
Cash Flows from Operating Activities:
Net income (loss)	$1,413,829	$(221)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Gain on investments held in trust account	(1,573,981)	—
Changes in operating assets and liabilities:
Due to Sponsor	—	5,000
Prepaid expenses	(56,427)	—
Prepaid expenses - non-current	42,024	—
Accounts payable	(54,624)	—
Accrued expenses	18,648	—
Accrued expenses - related party	30,000
Net cash (used in) provided by operating activities	(180,531)	4,779

Net Change in Cash and Cash Equivalents	(180,531)	4,779
Cash and cash equivalents - Beginning of period	309,742	—
Cash and cash equivalents - End of period	$129,211	$4,779

Supplemental disclosure of noncash financing activities:
Subsequent remeasurement of Class A common stock subject to redemption amount	$1,573,981	$—
Deferred offering costs included in accrued offering and formation costs	$—	$186,100
Deferred offering costs paid through notes payable to related party	$—	$59,025

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

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

As of March 31, 2024, the Company had not commenced any operations. All activity from October 27, 2021 (inception) through March 31, 2024 relates to the Company’s formation and initial public offering (“Initial Public Offering”), and subsequent pursuit of a target company to affect a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of investment income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of and issued 538,000 and 57,500 private placement shares to Alchemy DeepTech Capital LLC (the “Sponsor”) and Cantor Fitzgerald & Co. (the “Underwriter”), respectively (together, the “Private Placement Shares”) at a price of $10.00 per share, generating gross proceeds of $5,955,000, which is described in Note 4. The Private Placement Shares are identical to the Class A Ordinary Shares included in the units sold in the Initial Public Offering, except that the Private Placement Shares: (i) are not transferable, assignable, or salable until 30 days after the completion of our initial business combination and (ii) are entitled to registration rights.

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

Transaction costs related to the issuances described above amounted to $9,088,588, consisting of $2,300,000 of cash underwriting fees, $5,175,000 of deferred underwriting fees and $1,613,588 of other offering costs. In addition, at March 31, 2024, $129,211 of cash and cash equivalents were held outside of the Trust Account and are available for working capital purposes.

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

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

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

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

Going Concern and Liquidity

As of March 31, 2024, the Company had $129,211 in cash and cash equivalents held outside of the Trust Account and a working capital deficit of $461,692.

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

The Company has incurred and expects to continue to incur significant costs in pursuit of the Company’s financing and acquisition plans. The Company anticipates that the cash held outside of the Trust Account as of March 31, 2024 will not be sufficient to allow the Company to operate for at least one year from the date these unaudited condensed financial statements are issued, and therefore substantial doubt about the Company’s ability to continue as a going concern exists. Management plans to address this uncertainty with the successful closing of a Business Combination. The Company has until November 9, 2024 to consummate a Business Combination. If a Business Combination is not consummated by November 9, 2024, there will be a mandatory liquidation and subsequent dissolution of the Company. The Company intends to complete the initial Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any Business Combination by November 9, 2024. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Risks and Uncertainties

As a result of the military action by the Russian Federation and Belarus in the country of Ukraine and related economic sanctions, the armed conflict in Israel and the Gaza Strip, and to some degree, the COVID-19 pandemic, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. Further, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable. These unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The interim results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future periods.

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

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2024 and December 31, 2023, cash equivalents included $129,211, and $309,742, respectively, for amounts invested in a treasury liquidity fund.

Investments Held in Trust Account

As of March 31, 2024 the assets held in the Trust Account were held in money market funds, which were invested in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Such trading securities are presented on the unaudited condensed balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in Gain on investments held in Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. The Company had $122,238,546 in investments held in the Trust Account as of March 31, 2024.

Prepaid expenses

Prepaid expenses - current of $240,099 and prepaid expenses - non-current of $15,702 consists primarily of premiums for directors and officers’ liability insurance. These premiums will be amortized over the 2-year term of the agreement.

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

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

value immediately as they occur and adjusts the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares are affected by charges against additional paid-in capital, if any, and accumulated deficit.

As of March 31, 2024, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheet is reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Warrants	(345,000)
Issuance costs allocated to Class A ordinary shares	(8,982,095)
Plus:
Remeasurement of carrying value to redemption value	16,465,640
Class A ordinary shares subject to possible redemption	$122,138,545

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

Income Taxes

The Company accounts for income taxes under ASC Topic 740, Income Taxes, which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2024 and December 31, 2023, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

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

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

in the calculation of diluted net income per share, since the exercise of the warrants are contingent upon the occurrence of future events; and consequently, diluted income per share is the same as basic income per share for the periods presented.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	Three Months Ended			Three Months Ended
	March 31, 2024			March 31, 2023
		Class A-	Class B-		Class A-	Class B-
	Class A-	non-	non-	Class A-	non-	non-
	redeemable	redeemable	redeemable	redeemable	redeemable	redeemable(1)
Basic and diluted net income (loss) per ordinary share:
Numerator:
Net income (loss)	$1,086,072	$56,240	$271,517	$—	$—	$(221)

Denominator:
Basic and diluted weighted average shares outstanding	11,500,000	595,500	2,875,000	—	—	2,500,000
Basic and diluted net income (loss) per share	$0.09	$0.09	$0.09	$—	$—	$—
(1)	Excludes 375,000 Class B ordinary shares which are subject to forfeiture if the over-allotment option is not exercised in full or in part by the Underwriter for the year ended December 31, 2022 (see Note 5). In May 2023, the underwriter’s over-allotment option was exercised in full in conjunction with the Initial Public Offering, and the 375,000 Class B ordinary shares were no longer subject to forfeiture, and therefore such shares are included in the calculation of weighted average shares outstanding commencing at that date.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash and cash equivalents account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

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

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

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

In December 2023, the FASB issued Accounting Standards Update 2023-09, “Improvements to Income Tax Disclosures” (“ASU 2023-09”), which provides for additional disclosures primarily related to the income tax rate reconciliations and income taxes paid. ASU 2023-09 requires entities to annually disclose the income tax rate reconciliation using both amounts and percentages, considering several categories of reconciling items, including state and local income taxes, foreign tax effects, tax credits and nontaxable or nondeductible items, among others. Disclosure of the reconciling items is subject to a quantitative threshold and disaggregation by nature and jurisdiction. ASU 2023-09 also requires entities to disclose net income taxes paid or received to federal, state and foreign jurisdictions, as well as by individual jurisdiction, subject to a five percent quantitative threshold. ASU 2023-09 may be adopted on a prospective or retrospective basis and is effective for fiscal years beginning after December 15, 2024 with early adoption permitted. The Company is evaluating the impact of ASU 2023-09 on disclosures in our Financial Statements.

Our management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

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

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

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

Promissory Note - Related Party

On December 22, 2022, the Sponsor agreed to loan the Company an aggregate of up to $500,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note, as amended (the “Promissory Note”). This loan is non-interest bearing and payable on

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

the earlier of (i) June 30, 2023 or (ii) the date on which Company consummates the Initial Public Offering. On May 9, 2023, the Company repaid the outstanding balance under the Promissory Note in full. As of March 31, 2024 and December 31, 2023, the outstanding balance under the Promissory Note was $0 and $0, respectively.

Administrative Support Agreement

The Company entered into an agreement commencing on May 4, 2023 through the earlier of the consummation of a Business Combination or the Company’s liquidation, to pay Alchemy Investment Management LLC, an affiliate of the Sponsor, a monthly fee of $10,000 for secretarial and administrative services. As of March 31, 2024, there was $107,097 in accrued expenses for expenses incurred under this agreement.

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

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024

(UNAUDITED)

the completion of the initial Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to the Underwriter Shares if the Company fails to complete its initial Business Combination within 12 months (or up to 18 months if the Company extends such period) from the closing of the Initial Public Offering.

NOTE 7. SHAREHOLDERS’ EQUITY (DEFICIT)

Preference shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2024 and December 31, 2023, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 479,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2024 and December 31, 2023, there were 12,095,500 Class A ordinary shares issued and outstanding, including 11,500,000 Class A ordinary shares subject to possible redemption and classified as temporary equity. The remaining 595,500 shares are classified as permanent equity and are comprised of the Private Placement Shares.

Class B ordinary shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each share. As of March 31, 2024 and December 31, 2023, there were 2,875,000 Class B Ordinary Shares issued and outstanding. Of the 2,875,000 Class B ordinary shares outstanding, up to 375,000 shares were subject to forfeiture to the extent that the Underwriter’s over-allotment option was not exercised in full or in part, so that the initial shareholders will collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. On May 9, 2023, the Underwriter exercised the over-allotment option in full, so those shares are no longer subject to forfeiture.

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

MARCH 31, 2024

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

MARCH 31, 2024

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

The Company accounts for the 5,750,000 Public Warrants issued in connection with the Initial Public Offering in accordance with the guidance contained in ASC 815-40. Such guidance provides that the warrants described above are not precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity. As of March 31, 2024 and December 31, 2023, there were 5,750,000 Public Warrants outstanding.

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Amount at Fair
Description	Value	Level 1	Level 2	Level 3
March 31, 2024 (Unaudited)
Assets
Investments held in Trust Account:
U.S. Treasury Securities	$122,238,546	$122,238,546	$—	$—

	Amount at Fair
Description	Value	Level 1	Level 2	Level 3
December 31, 2023
Assets
Investments held in Trust Account:
U.S. Treasury Securities	$120,664,565	$120,664,565	$—	$—

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the three months ended March 31, 2024 were organizational activities, those necessary to prepare for our Initial Public Offering, described below, and those related to the search for a potential business combination target. We do not expect to generate any operating revenues until after the completion of our initial business combination. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2024, we had net income of $1,413,829, which resulted from operating costs of $163,825, offset by a gain on investments held in the Trust Account of $1,573,981 and dividend income of $3,673.

For the three months ended March 31, 2023, we had a net loss of $221, which resulted from operating costs of $221.

Liquidity, Capital Resources and Going Concern

For the three months ended March 31, 2024, net cash used in operating activities was $180,531, which was due to our net income of $1,413,829, offset by a gain on investments held in the Trust Account of $1,573,981 and changes in working capital of $20,379.

For the three months ended March 31, 2023, net cash provided by operating activities was $4,779, which was due to our net loss of $221 and changes in working capital of $5,000.

There were no cash flows from investing activities for the three months ended March 31, 2024, or the three months ended March 31, 2023.

There were no cash flows from financing activities for the three months ended March 31, 2024, or the three months ended March 31, 2023.

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

Following the closing of the Initial Public Offering on May 9, 2023, an amount of $116,725,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Shares was placed in a trust account (the “Trust Account”)

As of March 31, 2024, the Company had $129,211 in cash and cash equivalents held outside of the Trust Account and a working capital deficit of $461,692.

The Company has incurred and expects to continue to incur significant costs in pursuit of the Company’s financing and acquisition plans. The Company anticipates that the cash held outside of the Trust Account as of March 31, 2024 will not be sufficient to allow the Company to operate for at least one year from the date these unaudited condensed financial statements are issued, and therefore substantial doubt about the Company’s ability to continue as a going concern exists. Management plans to address this uncertainty with the successful closing of a Business Combination. The Company will have until November 9, 2024 to consummate a Business Combination. If a Business Combination is not consummated by November 9, 2024, there will be a mandatory liquidation and subsequent dissolution of the Company. The Company intends to complete the initial Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any Business Combination by November 9, 2024. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Contractual Obligations

On March 31, 2024, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

We have not identified critical accounting estimates.

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

In December 2023, the FASB issued Accounting Standards Update 2023-09, “Improvements to Income Tax Disclosures” (“ASU 2023-09”), which provides for additional disclosures primarily related to the income tax rate reconciliations and income taxes paid. ASU 2023-09 requires entities to annually disclose the income tax rate reconciliation using both amounts and percentages, considering several categories of reconciling items, including state and local income taxes, foreign tax effects, tax credits and nontaxable or nondeductible items, among others. Disclosure of the reconciling items is subject to a quantitative threshold and disaggregation by nature and jurisdiction. ASU 2023-09 also requires entities to disclose net income taxes paid or received to federal, state and foreign jurisdictions, as well as by individual jurisdiction, subject to a five percent quantitative threshold. ASU 2023-09 may be adopted on a prospective or retrospective basis and is effective for fiscal years beginning after December 15, 2024 with early adoption permitted. The Company is evaluating the impact of ASU 2023-09 on disclosures in our Financial Statements.

Our management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the unaudited condensed financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2024 pursuant to Rule 15d-15(e) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2024, our disclosure controls and procedures were effective.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2024, none of our directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading agreement,” as such term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
3.1	Amended and Restated Memorandum and Articles of Association (1)
4.1	Specimen Unit Certificate (2)
4.2	Specimen Class A Ordinary Share Certificate (2)
4.3	Specimen Warrant Certificate (2)
4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company (1)
10.1	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Company (1)
10.2	Registration and Shareholder Rights Agreement among the Company, the Sponsor, and the Underwriter (1)
10.3	Private Placement Shares Purchase Agreement between the Company, and the Sponsor (1)
10.4	Private Placement Shares Purchase Agreement between the Company, and the Underwriter (1)
10.5	Administrative Services Agreement between the Company and Alchemy Investment Management LLC (1)
10.6	Letter Agreement among the Company, the Sponsor and the Company’s officers and directors (1)
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13(a)-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1250, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

(1) Incorporated by reference to our Current Report on Form 8-K, filed with the SEC on May 9, 2023

(2) Incorporated by reference to our Registration Statement on Form S-1, as amended, initially filed with the SEC on December 2, 2022.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALCHEMY INVESTMENTS ACQUISITION CORP 1

May 20, 2024	By:	/s/ Mattia Tomba
Name: Mattia Tomba
Title: Co-Chief Executive Officer

May 20, 2024	By:	/s/ Harshana Sidath Jayaweera
Name: Harshana Sidath Jayaweera
Title: Chief Financial Officer