Form 10-Q
period 2024-06-30
Alchemy Investments Acquisition Corp 1
filed 2024-08-15
CIK 1901336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 13, 2024, there were 12,095,500 of the registrant’s Class A ordinary shares, par value $0.0001 per share, and 2,875,000 of the registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

Part I – Financial Information

Item 1. Financial Statements

ALCHEMY INVESTMENTS ACQUISITION CORP 1

CONDENSED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$572,396	$309,742
Prepaid expenses - current	189,627	183,672
Total current assets	762,023	493,414
Investments held in Trust Account	123,830,000	120,664,565
Prepaid expenses - non-current	—	57,726
Total Assets	$124,592,023	$121,215,705

Liabilities, Redeemable Class A Ordinary Shares and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$807,037	$717,463
Accrued expenses	11,592	42,418
Accrued expenses - related party	137,097	77,097
Promissory note - related party	530,000	—
Total current liabilities	1,485,726	836,978
Deferred underwriting fee payable	5,175,000	5,175,000
Total Liabilities	6,660,726	6,011,978

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value, 11,500,000 at redemption value of $10.76, and $10.48 as of June 30, 2024, and December 31, 2023, respectively	123,729,999	120,564,564

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; 595,500 shares issued and outstanding (excluding 11,500,000 shares subject to possible redemption)	60	60
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 2,875,000 issued and outstanding(1)	288	288
Accumulated deficit	(5,799,050)	(5,361,185)
Total Shareholders’ Deficit	(5,798,702)	(5,360,837)
Total Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit	$124,592,023	$121,215,705
(1)	On December 6, 2021, the Company issued 4,312,500 Founder Shares to the Sponsor for $50,000. In connection with the issuance of new 4,312,500 Founder Shares to Sponsor for $50,000 on December 6, 2021, the Company repurchased and cancelled the 4,312,500 Founder Shares issued to the related party for a purchase price of $25,000. On October 26, 2022, 287,500 Founder Shares were surrendered and thereupon cancelled by the Company resulting in a decrease in the total number of Founder Shares outstanding from 4,312,500 shares to 4,025,000 shares. On February 7, 2023, 1,150,000 Founder Shares were surrendered and thereupon cancelled by the Company resulting in a decrease in the total number of Founder Shares outstanding from 4,025,000 shares to 2,875,000 shares. All share amounts and related information have been retroactively restated to reflect the surrenders and cancellations (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALCHEMY INVESTMENTS ACQUISITION CORP 1

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months	Three Months	Six Months	Six Months
	Ended June 30,	Ended June 30,	Ended June 30,	Ended June 30,
	2024	2023	2024	2023
Operating costs	$279,191	$260,699	$443,016	$260,920
Loss from operations	(279,191)	(260,699)	(443,016)	(260,920)

Other income:
Gain on investments held in Trust Account	1,591,454	824,187	3,165,435	824,187
Dividend income	1,478	7,549	5,151	7,549
Total other income	1,592,932	831,736	3,170,586	831,736
Net income	$1,313,741	$571,037	$2,727,570	$570,816

Basic and diluted weighted average shares outstanding, Class A ordinary shares-redeemable	11,500,000	6,988,222	11,500,000	3,494,256
Basic and diluted net income per share, Class A ordinary shares-redeemable	$0.09	$0.06	$0.18	$0.09
Basic and diluted weighted average shares outstanding, Class A ordinary shares-non-redeemable	595,500	—	595,500	—
Basic and diluted net income per share, Class A ordinary shares-non-redeemable	$0.09	$—	$0.18	$—
Basic and diluted weighted average shares outstanding, Class B ordinary shares-non-redeemable(1)	2,875,000	2,733,333	2,875,000	2,616,667
Basic and diluted net income per share, Class B ordinary shares-non-redeemable	$0.09	$0.06	$0.18	$0.09
(1)	On December 6, 2021, the Company issued 4,312,500 Founder Shares to the Sponsor for $50,000. In connection with the issuance of new 4,312,500 Founder Shares to Sponsor for $50,000 on December 6, 2021, the Company repurchased and cancelled the 4,312,500 Founder Shares issued to the related party for a purchase price of $25,000. On October 26, 2022, 287,500 Founder Shares were surrendered and thereupon cancelled by the Company resulting in a decrease in the total number of Founder Shares outstanding from 4,312,500 shares to 4,025,000 shares. On February 7, 2023, 1,150,000 Founder Shares were surrendered and thereupon cancelled by the Company resulting in a decrease in the total number of Founder Shares outstanding from 4,025,000 shares to 2,875,000 shares. All share amounts and related information have been retroactively restated to reflect the surrenders and cancellations (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALCHEMY INVESTMENTS ACQUISITION CORP 1

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

Three and Six Months Ended June 30, 2024
					Additional		Total
	Class A Ordinary Shares		Class B Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at January 1, 2024	595,500	$60	2,875,000	$288	$—	$(5,361,185)	$(5,360,837)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	—	(1,573,981)	(1,573,981)
Net income	—	—	—	—	—	1,413,829	1,413,829
Balance at March 31, 2024	595,500	$60	2,875,000	$288	$—	$(5,521,337)	$(5,520,989)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	—	(1,591,454)	(1,591,454)
Net income	—	—	—	—	—	1,313,741	1,313,741
Balance at June 30, 2024	595,500	$60	2,875,000	$288	$—	$(5,799,050)	$(5,798,702)

Three and Six Months Ended June 30, 2023
					Additional		Total
	Class A Ordinary Shares		Class B Ordinary Shares		Paid-in	Accumulated	Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at January 1, 2023	—	$—	2,875,000	$288	$49,712	$(8,750)	$41,250
Net loss	—	—	—	—	—	(221)	(221)
Balance at March 31, 2023	—	$—	2,875,000	$288	$49,712	$(8,971)	$41,029
Proceeds from Initial Public Offering allocated to Public Warrants, net of offering costs	—	—	—	—	317,896	—	317,896
Proceeds from Private Placement Shares, net of offering costs	595,500	60	—	—	5,875,551	—	5,875,611
Initial remeasurement for Class A ordinary shares to redemption amount	—	—	—	—	(6,243,159)	(4,808,935)	(11,052,094)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	—	(724,187)	(724,187)
Net income	—	—	—	—	—	571,037	571,037
Balance at June 30, 2023	595,500	$60	2,875,000	$288	$—	$(4,971,056)	$(4,970,708)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALCHEMY INVESTMENTS ACQUISITION CORP 1

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months	Six Months
	Ended June 30,	Ended June 30,
	2024	2023
Cash Flows from Operating Activities:
Net income	$2,727,570	$570,816
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on investments held in trust account	(3,165,435)	(824,187)
Changes in operating assets and liabilities:
Prepaid expenses	(5,955)	(192,304)
Prepaid expenses - non-current	57,726	(142,699)
Accounts payable	89,574	72,676
Accrued expenses	(30,826)	82,045
Accrued expenses - related party	60,000	17,523
Net cash used in operating activities	(267,346)	(416,130)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(116,725,000)
Net cash used in investing activities	—	(116,725,000)

Cash Flows from Financing Activities:
Proceeds from sale of Private Placement Shares	—	5,955,000
Proceeds from sale of Placement Units, net of underwriting discount paid	—	112,700,000
Proceeds from promissory note, related party	530,000	59,025
Repayment of promissory note, related party	—	(435,522)
Payment of offering costs	—	(380,578)
Net cash provided by financing activities	530,000	117,897,925

Net Change in Cash and Cash Equivalents	262,654	756,795
Cash and cash equivalents - Beginning of period	309,742	—
Cash and Cash Equivalents - End of period	$572,396	$756,795

Supplemental disclosure of noncash financing activities:
Deferred underwriting fee payable	$	$5,175,000
Initial remeasurement of Class A ordinary shares subject to redemption to redemption amount	$—	$11,052,094
Subsequent remeasurement of Class A common stock subject to redemption to redemption amount	$3,165,434	$724,187
Deferred offering costs included in accounts payable	$—	$815,262
Deferred offering costs paid through notes payable to related party	$—	$385,516

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

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

As of June 30, 2024, the Company had not commenced any operations. All activity from October 27, 2021 (inception) through June 30, 2024 relates to the Company’s formation and initial public offering (“Initial Public Offering”), and subsequent pursuit of a target company to affect a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of investment income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Transaction costs related to the issuances described above amounted to $9,088,588, consisting of $2,300,000 of cash underwriting fees, $5,175,000 of deferred underwriting fees and $1,613,588 of other offering costs. In addition, at June 30, 2024, $572,396 of cash and cash equivalents were held outside of the Trust Account and is available for working capital purposes.

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

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

JUNE 30, 2024

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

Going Concern and Liquidity

As of June 30, 2024, the Company had $572,396 in cash and cash equivalents held outside of the Trust Account and a working capital deficit of $723,703.

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(UNAUDITED)

The Company has incurred and expects to continue to incur significant costs in pursuit of the Company’s financing and acquisition plans. The Company anticipates that the cash held outside of the Trust Account as of June 30, 2024 will not be sufficient to allow the Company to operate for at least one year from the date these unaudited condensed financial statements are issued, and therefore substantial doubt about the Company’s ability to continue as a going concern exists. Management plans to address this uncertainty with the successful closing of a Business Combination. The Company has until November 9, 2024 to consummate a Business Combination. If a Business Combination is not consummated by November 9, 2024, there will be a mandatory liquidation and subsequent dissolution of the Company. The Company intends to complete the initial Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any Business Combination by November 9, 2024. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The interim results for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future periods.

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

JUNE 30, 2024

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2024 and December 31, 2023, cash equivalents included $572,396 and $309,742, respectively, for amounts invested in a treasury liquidity fund.

Investments Held in Trust Account

As of June 30, 2024 the assets held in the Trust Account were held in money market funds, which were invested in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Such trading securities are presented on the unaudited condensed balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in Gain on investments held in Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. The Company had $123,830,000 in investments held in the Trust Account as of June 30, 2024.

Prepaid expenses

Prepaid expenses - current of $189,627 consists primarily of premiums for directors and officers’ liability insurance. These premiums will be amortized over the 2-year term of the agreement.

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

JUNE 30, 2024

(UNAUDITED)

value immediately as they occur and adjusts the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares are affected by charges against additional paid-in capital, if any, and accumulated deficit.

As of June 30, 2024, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheet is reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Warrants	(345,000)
Issuance costs allocated to Class A ordinary shares	(8,982,095)
Plus:
Remeasurement of carrying value to redemption value	18,057,094
Class A ordinary shares subject to possible redemption	$123,729,999

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

Income Taxes

The Company accounts for income taxes under ASC Topic 740, Income Taxes, which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2024 and December 31, 2023, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

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

JUNE 30, 2024

(UNAUDITED)

in the calculation of diluted net income per share, since the exercise of the warrants are contingent upon the occurrence of future events; and consequently, diluted income per share is the same as basic income per share for the periods presented.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	Three Months Ended			Three Months Ended			Six Months Ended			Six Months Ended
	June 30, 2024			June 30, 2023			June 30, 2024			June 30, 2023
		Class A-	Class B-		Class A-	Class B-		Class A-	Class B-		Class A-	Class B-
	Class A-	non-	non-	Class A-	non-	non-	Class A-	non-	non-	Class A-	non-	non-
	redeemable	redeemable	redeemable	redeemable	redeemable	redeemable(1)	redeemable	redeemable	redeemable	redeemable	redeemable	redeemable(1)
Basic and diluted net income per ordinary share:
Numerator:
Net income	$1,009,186	$52,258	$252,297	410,483	—	160,554	$2,095,258	$108,498	$523,813	326,395	—	244,421

Denominator:
Basic and diluted weighted average shares outstanding	11,500,000	595,500	2,875,000	6,988,222	—	2,733,333	11,500,000	595,500	2,875,000	3,494,256	—	2,616,667
Basic and diluted net income per share	$0.09	$0.09	$0.09	$0.06	$—	$0.06	$0.18	$0.18	$0.18	$0.09	—	$0.09
(1)	Excludes 375,000 Class B ordinary shares which are subject to forfeiture if the over-allotment option is not exercised in full or in part by the Underwriter for the year ended December 31, 2022 (see Note 5). In May 2023, the underwriter’s over-allotment option was exercised in full in conjunction with the Initial Public Offering, and the 375,000 Class B ordinary shares were no longer subject to forfeiture, and therefore such shares are included in the calculation of weighted average shares outstanding commencing at that date.

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

JUNE 30, 2024

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

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(UNAUDITED)

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

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(UNAUDITED)

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

Promissory Note - Related Party

On June 24, 2024, the Sponsor agreed to loan the Company an aggregate of up to $530,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note, as amended (the “Promissory Note”). This loan bears ten (10%) percent interest per annum and is payable on the consummation of the Company’s initial merger, stock exchange, asset acquisition, stock purchase, recapitalization, reorganization, or similar business combination with one or more businesses or entities (a “Business Combination”). If a Business Combination is not consummated, this Note will be repaid solely to the extent that the Maker has funds available to it outside of its trust account established in connection with its initial public offering of its securities, and that all other amounts will be contributed to capital, forfeited, eliminated, or otherwise forgiven or eliminated. As of June 30, 2024, the outstanding balance under the Promissory Note was $530,000.

Administrative Support Agreement

The Company entered into an agreement commencing on May 4, 2023 through the earlier of the consummation of a Business Combination or the Company’s liquidation, to pay Alchemy Investment Management LLC, an affiliate of the Sponsor, a monthly fee of $10,000 for secretarial and administrative services. As of June 30, 2024, there was $137,097 in accrued expenses for expenses incurred under this agreement.

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

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(UNAUDITED)

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

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2024 and December 31, 2023, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 479,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2024 and December 31, 2023, there were 12,095,500 Class A ordinary shares issued and outstanding, including 11,500,000 Class A ordinary shares subject to possible redemption and classified as temporary equity. The remaining 595,500 shares are classified as permanent equity and are comprised of the Private Placement Shares.

Class B ordinary shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each share. As of June 30, 2024 and December 31, 2023, there were 2,875,000 Class B Ordinary Shares issued and outstanding. Of the 2,875,000 Class B ordinary shares outstanding, up

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(UNAUDITED)

to 375,000 shares were subject to forfeiture to the extent that the Underwriter’s over-allotment option was not exercised in full or in part, so that the initial shareholders will collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. On May 9, 2023, the Underwriter exercised the over-allotment option in full, so those shares are no longer subject to forfeiture.

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

JUNE 30, 2024

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

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2024

(UNAUDITED)

The Company accounts for the 5,750,000 Public Warrants issued in connection with the Initial Public Offering in accordance with the guidance contained in ASC 815-40. Such guidance provides that the warrants described above are not precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity. As of June 30, 2024 and December 31, 2023, there were 5,750,000 Public Warrants outstanding.

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Amount at Fair
Description	Value	Level 1	Level 2	Level 3
June 30, 2024 (Unaudited)
Assets
Investments held in Trust Account:
U.S. Treasury Securities	$123,830,000	$123,830,000	$—	$—

	Amount at Fair
Description	Value	Level 1	Level 2	Level 3
December 31, 2023
Assets
Investments held in Trust Account:
U.S. Treasury Securities	$120,664,565	$120,664,565	$—	$—

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the three months ended June 30, 2024 were financing activities,organizational activities, those necessary to prepare for our Initial Public Offering, described below, and those related to the search for a potential business combination target. We do not expect to generate any operating revenues until after the completion of our initial business combination. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2024, we had net income of $1,313,741, which resulted from operating costs of $279,191, offset by a gain on investments held in the Trust Account of $1,591,454, and dividend income of $1,478.

For the three months ended June 30, 2023, we had net income of $571,037, which resulted from operating costs of $260,699, offset by a gain on investments held in the Trust Account of $824,187, and dividend income of $7,549.

For the six months ended June 30, 2024, we had net income of $2,727,570, which resulted from operating costs of $443,016, offset by a gain on investments held in the Trust Account of $3,165,435, and dividend income of $5,151.

For the six months ended June 30, 2023, we had net income of $570,816, which resulted from operating costs of $260,920, offset by a gain on investments held in the Trust Account of $824,187, and dividend income of $7,549.

Liquidity, Capital Resources and Going Concern

For the six months ended June 30, 2024, net cash used in operating activities was $267,346, which was due to our net income of $2,727,570, offset by a gain on investments held in the Trust Account of $3,165,435 and changes in working capital of $170,519.

For the six months ended June 30, 2023, net cash used in operating activities was $416,130, which was due to our net income of $570,816, offset by a gain on investments held in the Trust Account of $824,187 and changes in working capital of  $162,759.

There were no cash flows from investing activities for the three months ended June 30, 2024.

For the six months ended June 30, 2023, net cash used in investment activities was $116,725,000, which was due to the investment of cash into the Trust Account.

For the six months ended June 30, 2024, net cash provided by financing activities was $530,000, which was due to the proceeds from the promissory note, related party.

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

Following the closing of the Initial Public Offering on May 9, 2023, an amount of $116,725,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Shares was placed in a trust account (the “Trust Account”)

As of June 30, 2024, the Company had $572,396 in cash and cash equivalents held outside of the Trust Account and a working capital deficit of $723,703.

The Company has incurred and expects to continue to incur significant costs in pursuit of the Company’s financing and acquisition plans. The Company anticipates that the cash held outside of the Trust Account as of June 30, 2024 will not be sufficient to allow the Company to operate for at least one year from the date these unaudited condensed financial statements are issued, and therefore substantial doubt about the Company’s ability to continue as a going concern exists. Management plans to address this uncertainty with the successful closing of a Business Combination. The Company will have until November 9, 2024 to consummate a Business Combination. If a Business Combination is not consummated by November 9, 2024, there will be a mandatory liquidation and subsequent dissolution of the Company. The Company intends to complete the initial Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any Business Combination by November 9, 2024. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Contractual Obligations

On June 30, 2024, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

There are both $5,175,000 of deferred underwriting fees, as well as an aggregate of up to $530,000 in a promissory note due upon the completion of the Company’s business combination.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2024 pursuant to Rule 15d-15(e) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2024, our disclosure controls and procedures were effective.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the six months ended June 30, 2024, none of our directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading agreement,” as such term is defined in Item 408(a) of Regulation S-K.

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

ALCHEMY INVESTMENTS ACQUISITION CORP 1

August 14, 2024	By:	/s/ Mattia Tomba
Name: Mattia Tomba
Title: Co-Chief Executive Officer

August 14, 2024	By:	/s/ Harshana Sidath Jayaweera
Name: Harshana Sidath Jayaweera
Title: Chief Financial Officer