Form 10-K
period 2024-12-31
Alchemy Investments Acquisition Corp 1
filed 2025-04-03
CIK 1901336

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

At June 30, 2024, the aggregate market value of the registrant’s voting and non-voting ordinary shares held by non-affiliates was $123.3 million.

As of April 2, 2025, there were 4,532,462 of the registrant’s Class A ordinary shares, par value $0.0001 per share, and 1 of the registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Report may include, for example, statements about:

●	our ability to complete our initial business combination;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
●	our potential ability to obtain additional financing to complete a business combination;
●	our pool of prospective target businesses;
●	the ability of our officers and directors to generate a number of potential investment opportunities;
●	potential changes in control if we acquire one or more target businesses for stock;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the trust account established in connection with our initial public offering (the “trust account”) or available to us from interest income on the trust account balance;
●	the trust account not being subject to claims of third parties; or
●	our financial performance.

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in our Prospectus. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

On October 31, 2024 the Company held the annual general meeting (the “Annual Meeting”). The shareholders of the Company approved the following proposals at the Annual Meeting: (a) as a special resolution, to amend the Company’s Articles of Association as a special resolution, to provide the Company the right to extend the date by which it has to complete a business combination for a three month extension or until February 9, 2025, then on a month-to-month basis thereafter, as determined by the Directors in their sole discretion, until September 9, 2025, by placing $90,000 into the trust account held at Continental Stock & Transfer Company for the three month period, then $30,000 per month thereafter until September 9, 2025, (the “Charter Amendment Proposal”); and (b) as an ordinary resolution, a proposal to consider and vote to ratify the appointment of Marcum LLP as the independent registered public accounting firm for the fiscal year December 31, 2024 (the “Ratification of Auditors Proposal”).

In connection with the shareholders’ vote at the Annual Meeting of shareholders held by the Company on October 31, 2024, 10,438,037 Class A Shares were tendered for redemption, leaving 4,532,462 Class A Shares, which includes the 2,874,999 Class A shares that were issued in exchange for the Class B shares on October 22, 2024, and one Class B Share. As a result, approximately $114,357,720 (or approximately $10.95 per share) will be removed from the Company’s trust account to pay such holders, without taking into account additional allocation of payments to cover any tax obligation of the Company since that date. After the redemptions, approximately $11,634,723 remained in the Company’s trust account.

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

Our management team is led by Steven M. Wasserman, our Non-Executive Chairman, Mattia Tomba and Vittorio Savoia, our Co-Chief Executive Officers (“co-CEOs”), and Harshana Sidath Jayaweera, our Chief Financial Officer. The other members of our board of directors are Debbie S. Zoldan, Pablo Terpollili, Carlo Tursi, and Jinal Kumar Bipin Shah. With their support, we intend to conduct a disciplined process of deal origination and evaluation, due diligence, and investment.

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

Financial Position

With $11,851,808 available in the trust account as of December 31, 2024, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

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

We have until September 9, 2025, so long as the Company deposits $30,000 each month, to consummate our initial business combination. If we anticipate that we may not be able to consummate our initial business combination within such 18 month period, we may seek shareholder approval of the amendments to our amended and restated memorandum and articles of association for any extension beyond 18 months at a meeting called for such purpose. Public shareholders will be offered the opportunity to vote on and redeem their shares in connection with any such extension.

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

Type of Transaction	Whether Stockholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under Nasdaq’s listing rules, shareholder approval would be required for our initial business combination if, for example:

●	we issue Class A Ordinary Shares that will be equal to or in excess of 20% of the number of Class A Ordinary Shares then outstanding (other than in a public offering);
●	any of our directors, officers or substantial shareholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in outstanding ordinary shares or voting power of 5% or more; or
●	the issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

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

If we seek shareholder approval, we will complete our initial business combination only if approved as an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shares held by shareholders who attend and vote at a general meeting of the company to approve the business combination. A quorum for such a meeting will consist of the holders present in person or by proxy of shares of outstanding capital share of the company representing a majority of the voting power of all outstanding shares of capital share of the company entitled to vote at such meeting. Our sponsor will count toward this quorum and pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote any founder shares and placement shares held by them and any public shares acquired during or after our initial public offering (including in open market and privately negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding Ordinary Shares voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. Since our Sponsor holds 3,413,000 ordinary shares in the Company, consisting of 3,412,999 Class A Ordinary Shares and one Class B Ordinary Share, we do not need any other holders of Class A Ordinary Shares to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all of the outstanding shares are voted). Our sponsor’s holdings will make it more likely that we will consummate our initial business combination. Each public shareholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction.

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

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares or placement shares held by them if we fail to complete our initial business combination by September 9, 2025 so long as the $30,000 extension fee is deposited into the Trust Account. However, if our sponsor, officers or directors acquire public shares in or after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination by that time.

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

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $181,174 of proceeds held outside the trust account (as of December 31, 2024), although we cannot assure you that there will be sufficient funds for such purpose. As mentioned in Note 5, the Company obtained another $600,000 loan from the Sponsor to cover for future costs and expenses. We will depend on sufficient interest being earned on the proceeds held in the trust account to pay any tax obligations we may owe. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay such taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

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

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We have access to up to $181,174 of the proceeds of our initial public offering and the sale of the placement shares held out of the trust account (as of December 31, 2024) with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately

$100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors.

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

As of December 31, 2024, we had $181,174 in cash and a working capital deficit of $1,583,237 (excluding the amount held in Trust). We have incurred and expect to continue to incur significant costs in pursuit of our business combination plans. We cannot assure you that our plans to raise capital or to consummate an initial business combination will be successful. If we are unable to raise additional funds to alleviate liquidity needs and complete a business combination by September 9, 2025 (as such date may be extended by approval of the company’s shareholders), then we will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Report do not include any adjustments that might result from our inability to continue as a going concern.

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

We have until September 9, 2025 so long as the $30,000 per month extension fee is deposited into the Trust Account to complete an initial business combination. Any potential target business with which we enter into negotiations concerning a business combination will be aware of this requirement. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete a business combination with that particular target business, we may be unable to complete a business combination with any other target business. This risk will increase as we get closer to the time limits referenced above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

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

In the event that we do not consummate a business combination by September 9, 2025 so long as the monthly $30,000 extension fee is deposited into the Trust Account, the founders shares and placement shares will expire worthless.

In the event the company does not consummate a business combination by September 9, 2025 so long as the monthly $30,000 extension fee is deposited into the Trust Account, the founder shares and placement shares will expire worthless which could create an incentive for our officers and directors to complete a transaction even if the company selects an acquisition target that subsequently declines in value and is unprofitable for public investors.

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

Pursuant to a letter agreement with us, our sponsor has agreed to vote its shares, including any shares it may acquire during or after our initial public offering (including in open market and privately negotiated transactions), in favor of our initial business combination. As a result, in addition to our sponsor’s founder shares and our sponsor’s placement shares, we would not need the vote of any holders Class A Ordinary Shares sold in our initial public offering and in the private placement to the representative in connection with our initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all outstanding shares are voted and the over-allotment option is not exercised). Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our sponsor to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite shareholder approval for such initial business combination.

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

Public shares	1,119,463
Founder shares	2,875,000
Placement shares	595,500
Total shares	4,532,463
Total funds in trust available for initial business combination (less deferred underwriting commissions)	115,489,565
Initial implied value per public share	10.15
Implied value per share upon consummation of initial business combination	7.71

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

Risks Related to Being Deemed an Investment Company

If we were deemed to be an investment company for purposes of the Investment Company Act of 1940, as amended (the “Investment Company Act”), we may be forced to abandon our efforts to complete the Proposed Business Combination and instead be required to liquidate the Company.

There is currently uncertainty concerning the applicability of the Investment Company Act to a special purpose acquisition company (“SPAC”) and we may in the future be subject to a claim that we have been operating as an unregistered investment company. If we are deemed to be an investment company for purposes of the Investment Company Act, we might be forced to abandon our efforts to complete the Proposed Business Combination and instead be required to liquidate. If we are required to liquidate, our investors would not be able to realize the benefits of owning stock in a successor operating business, including the potential appreciation in the value of our stock and warrants following such a transaction, and our warrants would expire worthless.

The longer that the funds in the trust account are held in short-term U.S. government securities or in money market funds invested exclusively in such securities, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning in our Annual Report on Form 10-K for the year ending December 31, 2024. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None

Item 1C. CYBERSECURITY

We are a special purpose acquisition company with no business operations. Since our initial public offering, our sole business activity has been identifying and evaluation suitable targets for an initial business combination. Therefore, we do not consider that we face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing, identifying, and managing material risks from cybersecurity threats. Our board of directors is ultimately responsible for overseeing the risk management activities in general and, as deemed necessary by our management team, will be informed of any cybersecurity threats or risks that may arise. In fiscal year 2024, we did not identify any risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect us, including our business strategy and results of operations.

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

Holders

On March 28, 2024, there was one holder of record for our units, three holders of record for our Class A Ordinary Shares, one holder of record of our Class B Ordinary Shares and one holder of record of our warrants. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of Ordinary Shares whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

On October 22, 2024, the Company issued an aggregate of 2,874,999 shares of its Class A Ordinary Shares, to the sponsor, and the holder of the Company’s Class B ordinary shares, upon the conversion of an equal number of Class B Ordinary Shares (the “Conversion”). The 2,874,999 Class A Ordinary Shares issued in connection with the Conversion are subject to the same restrictions as applied to the Class B Shares before the Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination as described in the prospectus for our initial public offering.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities through December 31, 2024 were organizational activities and those necessary to prepare for the initial public offering (“IPO”) described below and, subsequent to the IPO, our only activities have been seeking a target business with which to complete a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We expect to generate non-operating income in the form of interest income on marketable securities held in the Trust Account after the initial public offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.

For the year ended December 31, 2024, we had a net income of $4,247,564, which consisted of loss of approximately $1,192,408 derived from general and administrative expenses, offset by interest and dividends earned on marketable securities and interest expense of approximately $5,439,972.

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

As of December 31, 2024, the Company had $181,174 in cash and cash equivalents held outside of the Trust Account and a working capital deficit of $1,583,237.

The Company has incurred and expects to continue to incur significant costs in pursuit of the Company’s financing and acquisition plans. The Company anticipates that the cash held outside of the Trust Account as of December 31, 2024 will not be sufficient to allow the Company to operate for at least one year from the date these unaudited condensed financial statements are issued, and therefore substantial doubt about the Company’s ability to continue as a going concern exists. Management plans to address this uncertainty with the successful closing of a Business Combination. The Company had until November 9, 2024 to consummate a Business Combination. If a Business Combination was not consummated by November 9, 2024, there would have been a mandatory liquidation and subsequent dissolution of the Company. The Company is in the process of identifying a potential company for an initial Business Combination but requires additional time. A general meeting was scheduled to vote upon a proposal to the Articles of Association of the Company to extend from November 9, 2024 (the “Current Termination Date”) for an additional three months until February 9, 2025, and thereafter on a month-to-month basis, as determined by the Directors in their sole discretion, until September 9, 2025 (the “Extended Date”) – the date by which, if the Company has not consummated its initial Business Combination, the Company must liquidate and dissolve. However, there can be no assurance that the Company will be able to consummate any Business Combination by the Extended Date. The financial statements contained elsewhere in this report do not include any adjustments that might result from our inability to continue as a going concern.

Contractual Obligations

At December 31, 2024 we did not have any long-term debt, capital lease obligations, operating lease obligations.

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

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt— Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. The amendments are effective for smaller reporting companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company does not believe the adoption of ASU 2020-06 will have a material impact on our financial statements and disclosures.

In December 2023, the FASB issued Accounting Standards Update 2023-09, “Improvements to Income Tax Disclosures” (“ASU 2023-09”), which provides for additional disclosures primarily related to the income tax rate reconciliations and income taxes paid. ASU 2023-09 requires entities to annually disclose the income tax rate reconciliation using both amounts and percentages, considering several categories of reconciling items, including state and local income taxes, foreign tax effects, tax credits and nontaxable or nondeductible items, among others. Disclosure of the reconciling items is subject to a quantitative threshold and disaggregation by nature and jurisdiction. ASU 2023-09 also requires entities to disclose net income taxes paid or received to federal, state and foreign jurisdictions, as well as by individual jurisdiction, subject to a five percent quantitative threshold. ASU 2023-09 may be adopted on a prospective or retrospective basis and is effective for fiscal years beginning after December 15, 2024 with early adoption permitted. The Company is evaluating the impact of ASU 2023-09 on our financial statements and disclosures.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires the disclosure of additional segment information. ASU No. 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company does not expect the adoption of ASU No. 2023-07 to have any significant impact on the disclosures in our financial statements.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2024, pursuant to Rule 15d-15(e) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2024, our disclosure controls and procedures were effective.

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

Item 9B. OTHER INFORMATION

During the year ended December 31, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as such term is defined in Item 408(a) of Regulation S-K.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Officers and Directors

Our officers and directors are as follows:

Name	Age	Position
Steven M. Wasserman	64	Non-Executive Chairman
Mattia Tomba	48	Co-Chief Executive Officer and Director
Vittorio Savoia	38	Co-Chief Executive Officer and Director
Harshana Sidath Jayaweera	45	Chief Financial Officer
Debbie S. Zoldan	60	Independent Director
Pablo Terpolilli	57	Independent Director
Carlo Tursi	43	Independent Director
Jinal Kumar Bipin Shah	43	Independent Director

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

Vittorio Savoia is the co-founder and managing partner of Alchemy Investment Management, an affiliate of our sponsor, and has been our director since November 19, 2021 and our co-CEO since November 2022. Since 2017, he has been the founder, managing director and CEO of FIDES Holdings, a multi-asset alternative investment firm that is active in real estate, venture capital, private equity, middle-market direct lending, sustainable civil and structural engineering, and facilities & maintenance solutions. Mr. Savoia has over 15 years of experience in investment management, alternative asset management, and advising families and financial institutions on complex transactions across Europe and North America. Mr. Savoia served as the managing partner of VIS Partners, a Luxembourg-based independent GP, from 2016 to 2020. At VIS Partners, he led investment practices mainly focused on uncorrelated long-term value strategies across different asset classes and geographies. Mr. Savoia is an executive member of the Italian Family Offices Association. Mr. Savoia is a member of the Harvard Alumni Entrepreneurs and Investment Industry Association and an alumnus and faculty member of the Harvard Real Estate Alumni Organization. Mr. Savoia received a master’s degree in Business Management, Finance and Control from Harvard University in 2010. He also received a bachelor’s degree with Honours in Business Management from Westminster Business School, UK in 2008, and Rennes School of Business, France in 2007.

We believe Mr. Savoia’s experience in investment management and experience as the founder and CEO of FIDES Holdings makes him well-qualified to sit on our board of directors.

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

Jinal Kumar Bipin Shah serves as Chief Executive Officer for Integral Associates Limited, a company that has provided accounting, financial reporting and tax services since December 26, 2016 to present. He has also served as a Chief executive officer of Integral Property Hub Limited since July 16, 2020 to present. Prior to that, he had been working in accounting practices in the UK, gaining exposure to various reporting and advisory services between August 2004 and December 2016. He holds a degree in Management accounting and Finance from the University of Manchester Institute of Science and Technology.

We believe Mr. Jinal’s extensive experience advising corporations on accounting, financial, and tax matters makes him well qualified to sit on our board of directors.

Number and Terms of Office of Officers and Directors

We have seven directors.

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

Insider Trading Policy

We have not adopted an insider trading policy.

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations:

Individual(1)	Entity(2)	Entity’s Business	Affiliation
Steven M. Wasserman	MSP Sports Capital, L.P.	Sports Investments	Principal
	byNordic Acquisition Corporation	Special Purpose Acquisition Company	Director

Mattia Tomba	Tradeteq	Fintech	Founding Investor and Head of International Markets
	M&M Investments Pte. Ltd.	Holding Company	Partner

Vittorio Savoia	FIDES S.R.L.	Investment and Advisory Group	Founder and Managing Director

Harshana Sidath Jayaweera	Aartha Capital Advisory & Investments Limited	Advisory and Consulting	Managing Director
	GRIP (DIFC) Limited	Investment Bank	Independent Director

Debbie S. Zoldan	Seaport Securities Corp.	Finance	Chief Compliance Officer, Chief Operating Officer and Partner

Pablo Terpolilli	Valuable Insights	Consulting	Director
	PACT-AM	Advisor and Sponsor	Founder
	vabble Ltd.	IT Services	Founder, Director, and Chief Executive Officer

Carlo Tursi	UrbanV	Air Mobility	Chief Executive Officer and Director
Jinal Kumar Bipin Shah	Integral Associates Limited	Financial Advisory	Chief Executive Officer and Director
	Property Hub Limited	Real Estate Broker	Chief Executive Officer and Director

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

Clawback Policy

As required by the NASDAQ rules, our Board has adopted a clawback policy (the “Clawback Policy”) permitting the Company to seek the recovery of incentive compensation received by any the Company’s current and former executive officers (as determined by the Compensation Committee of the Company’s Board in accordance with Section 10D of the Exchange Act and the rules of the Nasdaq Global Market) and such other senior executives/employees who may from time to time be deemed subject to the Clawback Policy by the Compensation Committee (collectively, the “Covered Executives”) during the three completed fiscal years immediately preceding the date on which the Company is required to prepare an accounting restatement of its financial statements due to the Company’s material noncompliance with any financial reporting requirement under the securities laws. The amount to be recovered will be the excess of the incentive compensation paid to the Covered Executive based on the erroneous data over the incentive compensation that would have been paid to the Covered Executive had it been based on the restated results, as determined by the Compensation Committee. If the Compensation Committee cannot determine the amount of excess incentive compensation received by the Covered Executive directly from the information in the accounting restatement, then it will make its determination based on a reasonable estimate of the effect of the accounting restatement. Because we do not anticipate paying any cash compensation to our prospective Covered Executives, we do not anticipate paying any incentive compensation which could become subject to clawback under the Clawback Policy.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 28, 2024 by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding Ordinary Shares;
●	each of our executive officers and directors that beneficially owns our Ordinary Shares; and
●	all our executive officers and director as a group.

The following table is based on 4,532,463 Ordinary Shares issued and outstanding as of December 31, 2024, of which 3,412,999 were Class A Ordinary Shares and 1 were Class B Ordinary Shares. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our Ordinary Shares beneficially owned by them.

	Class A ordinary shares		Class B ordinary shares
	Number of		Number of		Approximate
	Shares	Approximate	Shares	Approximate	Percentage of
	Beneficially	Percentage	Beneficially	Percentage	Ordinary
Name and Address of Beneficial Owner(1)	Owned	of Class	Owned(2)	of Class	Shares
Alchemy DeepTech Capital LLC (our sponsor)(3)	3,412,999	75.3%	1	100.00%	22.8%
Mattia Tomba (co-CEO)	—	—	—	—	—
Vittorio Savoia (co-CEO)	—	—	—	—	—
Steven M. Wasserman	—	—	—	—	—
Debbie S. Zoldan	—	—	—	—	—
Pablo Terpolilli	—	—	—	—	—
Carlo Tursi	—	—	—	—	—
Harshana Sidath Jayaweera	—	—	—	—	—
Kumar Bipin Shah	—	—	—	—	—
All officers and directors as a group (seven individuals)	—	—	—	—	—
(1)	Unless otherwise indicated, the business address of each of our shareholders is 1 Via San Raffaele, 20121 Milano MI, Italy.
(2)	Interests shown consist solely of founder shares, classified as Class B Ordinary Shares. Such shares will automatically convert into Class A Ordinary Shares at the time of our initial business combination or earlier at the option of the holders thereof.
(3)	The shares reported above are held in the name of our sponsor, Alchemy DeepTech Capital LLC, a Delaware limited liability company with its registered address at 251 Little Falls Drive, Wilmington, New Castle County, Delaware 19808. Our sponsor is controlled by VAM Partners LLC, which is governed by a four-member board of directors which acts by majority vote. Accordingly, no individual director of VAM Partners LLC exercises voting or dispositive control over any of the securities held by our sponsor, including those in which such director has a pecuniary interest. Accordingly, none of the directors will be deemed to have or share beneficial ownership of securities held by our sponsor.

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

Commencing on the date our securities are first listed on Nasdaq, we pay Alchemy Investment Management LLC, an affiliate of our sponsor, a total of $10,000 per month for secretarial and administrative support services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

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

Prior to the closing of our initial public offering, Alchemy Investment Management LLC, an affiliate of our sponsor, agreed to loan us up to $500,000 to be used for a portion of the expenses of our initial public offering. These loans were non-interest bearing, unsecured and were due at the earlier of June 30, 2023 or the closing of our initial public offering. The loan was repaid upon the closing of our initial public offering out of the offering proceeds that has been allocated to the payment of offering expenses (other than underwriting commissions).

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

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements and review of the quarterly financial information totaled $134,312 as of December 31, 2024 ($163,713 for the year ended December 31, 2023).

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the year ended December 31, 2024, we did not incur any audit-related fees payable to Marcum,

Tax Fees. We did not pay Marcum for tax fees for the year ended December 31, 2024.

All Other Fees. We did not pay Marcum for any other services for the year ended December 31, 2024.

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

Exhibit No.	Description
3.1	Amended and Restated Memorandum and Articles of Association.(1)
3.2	Amended and Restated Memorandum & Articles of Association dated October 31, 2024 (as filed on the Current Report on Form 8 - K as Exhibit 3.1 on November 5, 2024 and incorporated herein by reference)
4.1	Specimen Unit Certificate.(2)
4.2	Specimen Class A Ordinary Share Certificate.(2)
4.3	Specimen Warrant Certificate.(2)
4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company.(1)
4.5	Description of Securities.
10.1	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Company.(1)
10.2	Registration and Shareholder Rights Agreement among the Company, the Sponsor and the Underwriter.(1)
10.3	Private Placement Shares Purchase Agreement between the Company and the Sponsor.(1)
10.4	Private Placement Shares Purchase Agreement between the Company and the Underwriter.(1)
10.5	Administrative Services Agreement between the Company and Alchemy Investment Management LLC.(1)
10.6	Letter Agreement among the Company, the Sponsor and the Company’s officers and directors.(1)
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a)_under the Securities Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a)_under the Securities Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Clawback Policy.
101.Ins	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

Dated: April 3, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Mattia Tomba	Co-Chief Executive Officer and Director	April 3, 2025
Mattia Tomba	(Principal Executive Officer)

/s/ Vittorio Savoia	Co-Chief Executive Officer and Director	April 3, 2025
Vittorio Savoia	(Principal Executive Officer)

/s/ Harshana Sidath Jayaweera	Chief Financial Officer	April 3, 2025
Harshana Sidath Jayaweera	(Principal Financial Officer)

/s/ Steven M. Wasserman	Director	April 3, 2025
Steven M. Wasserman

/s/ Debbie S. Zoldan	Director	April 3, 2025
Debbie S. Zoldan

/s/ Pablo Terpolilli	Director	April 3, 2025
Pablo Terpolilli

/s/ Carlo Tursi	Director	April 3, 2025
Carlo Tursi

/s/ Jinal Kumar Bipin Shah	Director	April 3, 2025
Jinal Kumar Bipin Shah

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Alchemy Investments Acquisition Corp 1

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Alchemy Investments Acquisition Corp 1 (the “Company”) as of December 31, 2024 and 2023, the related statements of operations, changes in shareholders’ (deficit) equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of completing a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities on or before September 9, 2025. There is no assurance that the Company will obtain the necessary approvals or raise the additional capital it needs to fund its business operations and complete any business combination prior to September 9, 2025, if at all. The Company also has no approved plan in place to extend the business combination deadline beyond September 9, 2025 and lacks the capital resources needed to fund operations and complete any business combination, even if the deadline to complete a business combination is extended to a later date. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Boston, MA

April 3, 2025

ALCHEMY INVESTMENTS ACQUISITION CORP 1

BALANCE SHEETS

	December 31, 2024	December 31, 2023
Assets:
Current assets:
Cash	$181,174	$309,742
Prepaid expenses - current	65,446	183,672
Total current assets	246,620	493,414
Investments held in Trust Account(3)	11,851,808	120,664,565
Prepaid expenses - non-current	—	57,726
Total Assets	$12,098,428	$121,215,705

Liabilities, Redeemable Class A Ordinary Shares and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$722,599	$717,463
Accrued expenses	352,061	42,418
Accrued expenses - related party	197,225	77,097
Accrued interest expense - related party	27,972	—
Promissory note - related party	530,000	—
Total current liabilities	1,829,857	836,978
Deferred underwriting fee payable	5,175,000	5,175,000
Total Liabilities	7,004,857	6,011,978

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value, 1,061,963 and 11,500,000 at redemption value of $10.98 and $10.48 per share as of December 31, 2024 and December 31, 2023, respectively(3)	11,661,807	120,564,564

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; 3,470,499 and 595,500 shares issued and outstanding (excluding 1,061,963 and 11,500,000 shares subject to possible redemption, as of December 31, 2024 and December 31, 2023, respectively) as of December 31, 2024 and December 31, 2023, respectively(2)	348	60
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 1 and 2,875,000 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively(1), (2)	—	288
Additional paid-in capital	—	—
Accumulated deficit	(6,568,584)	(5,361,185)
Total Shareholders’ Deficit	(6,568,236)	(5,360,837)
Total Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit	$12,098,428	$121,215,705
(1)	On February 7, 2023, 1,150,000 Founder Shares were surrendered and thereupon cancelled by the Company resulting in a decrease in the total number of Founder Shares outstanding from 4,025,000 shares to 2,875,000 shares. All share amounts and related information have been retroactively restated to reflect the surrenders and cancellations (see Note 5).
(2)	On October 22, 2024, the Company issued an aggregate of 2,874,999 shares of its Class A ordinary shares, par value $0.0001 per share to Sponsor, and the holder of the Company’s Class B ordinary shares, par value $0.0001 per share, upon the conversion of an equal number of Class B Shares. The Class A Shares issued in connection with the Conversion are subject to the same restrictions as applied to the Class B Shares before the Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination as described in the prospectus for our initial public offering. Following the Conversion, there are 14,970,499 Class A Shares and one Class B Share issued and outstanding.
(3)	On November 7, 2024, 10,438,037 Class A ordinary shares were redeemed, leaving 4,532,462 Class A Shares, which includes the 2,874,999 Class A Shares that were issued in exchange for the Class B Shares on October 22, 2024, and one Class B Share. As a result, $114,357,720 (or $10.95 per share) was removed from the Company’s trust account to pay such holders, without taking into account additional allocation of payments to cover any tax obligation of the Company since that date. After the redemptions, $11,851,808 remains in the Company’s trust account.

The accompanying notes are an integral part of these financial statements.

ALCHEMY INVESTMENTS ACQUISITION CORP 1

STATEMENTS OF OPERATIONS

	For the Year Ended	For the Year Ended
	December 31,	December 31,
	2024	2023
Operating and formation costs	$1,192,408	$659,983
Loss from operations	(1,192,408)	(659,983)

Other income (expense):
Gain on investments held in Trust Account	5,454,963	3,939,565
Dividend income	12,981	16,482
Interest expense - related party	(27,972)	—
Total other income (expense)	5,439,972	3,956,047
Net income	$4,247,564	$3,296,064

Basic and diluted weighted average shares outstanding, Class A ordinary shares- redeemable(2)	9,955,742	7,456,044
Basic and diluted net income per share, Class A ordinary shares-redeemable	$0.32	$0.31
Basic and diluted weighted average shares outstanding, Class A ordinary shares-non redeemable(2)	1,146,870	386,093
Basic and diluted net income per share, Class A ordinary shares-non-redeemable	$0.32	$0.31
Basic and diluted weighted average shares outstanding, Class B ordinary shares-non-redeemable(1), (2)	2,323,630	2,747,253
Basic and diluted net income per share, Class B ordinary shares-non-redeemable	$0.32	$0.31
(1)	On February 7, 2023, 1,150,000 Founder Shares were surrendered and thereupon cancelled by the Company resulting in a decrease in the total number of Founder Shares outstanding from 4,025,000 shares to 2,875,000 shares. All share amounts and related information have been retroactively restated to reflect the surrenders and cancellations (see Note 5).
(2)	On October 22, 2024, the Company issued an aggregate of 2,874,999 shares of its Class A ordinary shares, par value $0.0001 per share to Sponsor, and the holder of the Company’s Class B ordinary shares, par value $0.0001 per share, upon the conversion of an equal number of Class B Shares. The Class A Shares issued in connection with the Conversion are subject to the same restrictions as applied to the Class B Shares before the Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination as described in the prospectus for our initial public offering. Following the Conversion, there are 14,970,499 Class A Shares and one Class B Share issued and outstanding.

The accompanying notes are an integral part of these financial statements.

ALCHEMY INVESTMENTS ACQUISITION CORP 1

STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

For the Year Ended December 31, 2024
					Additional		Total
	Class A Ordinary Shares		Class B Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at January 1, 2024	595,500	$60	2,875,000	$288	$—	$(5,361,185)	$(5,360,837)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	—	(5,454,963)	(5,454,963)
Conversion of Class B to Class A ordinary shares	2,874,999	288	(2,874,999)	(288)	—	—	—
Net income	—	—	—	—	—	4,247,564	4,247,564
Balance at December 31, 2024	3,470,499	$348	1	$—	$—	$(6,568,584)	$(6,568,236)

For the Year Ended December 31, 2023
					Additional		Total
	Class A Ordinary Shares		Class B Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at January 1, 2023	—	$—	2,875,000	$288	$49,712	$(8,750)	$41,250
Proceeds from Initial Public Offering allocated to Public Warrants, net of offering costs	—	—	—	—	317,896	—	317,896
Proceeds from Private Placement Shares, net of offering costs	595,500	60	—	—	5,875,551	—	5,875,611
Initial remeasurement for Class A ordinary shares to redemption amount	—	—	—	—	(6,243,159)	(4,808,935)	(11,052,094)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	—	(3,839,564)	(3,839,564)
Net income	—	—	—	—	—	3,296,064	3,296,064
Balance at December 31, 2023	595,500	$60	2,875,000	$288	$—	$(5,361,185)	$(5,360,837)

The accompanying notes are an integral part of these financial statements.

ALCHEMY INVESTMENTS ACQUISITION CORP 1

STATEMENTS OF CASH FLOWS

	For the Year Ended	For the Year Ended
	December 31,	December 31,
	2024	2023
Cash Flows from Operating Activities:
Net income	$4,247,564	$3,296,064

Adjustments to reconcile net loss to net cash used in operating activities:
Gain on investments held in trust account	(5,454,963)	(3,939,565)
Changes in operating assets and liabilities:
Security deposit held in trust account for extension	(90,000)	—
Prepaid expenses	118,226	(183,672)
Prepaid expenses - non-current	57,726	(57,726)
Accounts payable	5,136	(97,799)
Accrued expenses	309,643	42,418
Accrued expenses - related party	120,128	77,097
Accrued interest expense - related party	27,972	—
Net cash used in operating activities	(658,568)	(863,183)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(116,725,000)
Cash redemption from Trust Account	114,357,720	—
Net cash provided by/(used in) investing activities	114,357,720	(116,725,000)

Cash Flows from Financing Activities:
Proceeds from sale of Private Placement Shares	—	5,955,000
Proceeds from sale of Placement Units, net of underwriting discount paid	—	112,700,000
Proceeds from promissory note, related party	530,000	59,025
Redemption of Class A ordinary shares	(114,357,720)	—
Repayment of promissory note, related party	—	(435,522)
Payment of offering costs	—	(380,578)
Net cash (used in)/provided by financing activities	(113,827,720)	117,897,925

Net Change in Cash and Cash Equivalents	(128,568)	309,742
Cash and cash equivalents - Beginning of period	309,742	—
Cash and Cash Equivalents - End of period	$181,174	$309,742

Supplemental disclosure of noncash financing activities:
Deferred underwriting fee payable	$—	$5,175,000
Initial remeasurement of Class A ordinary shares subject to redemption to redemption amount	$—	$11,052,094
Subsequent remeasurement of Class A common stock subject to redemption to redemption amount	$5,454,962	$3,839,564
Deferred offering costs included in accounts payable	$—	$815,262
Deferred offering costs paid through notes payable to related party	$—	$385,516
Conversion of Class B to Class A ordinary shares	$288	$—

The accompanying notes are an integral part of these financial statements.

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO FINANCIAL STATEMENTS

December 31, 2024

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

As of December 31, 2024, the Company had not commenced any operations. All activity from October 27, 2021 (inception) through December 31, 2024 relates to the Company’s formation and initial public offering (“Initial Public Offering”), and subsequent pursuit of a target company to affect a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of investment income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO FINANCIAL STATEMENTS

December 31, 2024

Transaction costs related to the issuances described above amounted to $9,088,588, consisting of $2,300,000 of cash underwriting fees, $5,175,000 of deferred underwriting fees and $1,613,588 of other offering costs. In addition, at December 31, 2024, $181,174 of cash was held outside of the Trust Account and is available for working capital purposes.

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

December 31, 2024

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

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO FINANCIAL STATEMENTS

December 31, 2024

Going Concern and Liquidity

As of December 31, 2024, the Company had $181,174 in cash held outside of the Trust Account and a working capital deficit of $1,583,237.

The Company has incurred and expects to continue to incur significant costs in pursuit of the Company’s financing and acquisition plans. The Company anticipates that the cash held outside of the Trust Account as of December 31, 2024 will not be sufficient to allow the Company to operate for at least one year from the date these financial statements are issued, and therefore substantial doubt about the Company’s ability to continue as a going concern exists. Management plans to address this uncertainty with the successful closing of a Business Combination. The Company had until November 9, 2024 to consummate a Business Combination. If a Business Combination was not consummated by November 9, 2024, there would be a mandatory liquidation and subsequent dissolution of the Company. The Company is in the process of identifying a potential company for an initial Business Combination but requires additional time. An Annual Meeting was held on October 31, 2024 and the shareholders of the Company approved amending the Company’s Articles of Association as a special resolution, giving the Company the right to extend from November 9, 2024 (the “Current Termination Date”) for an additional three months until February 9, 2025, and thereafter on a month-to-month basis, as determined by the Directors in their sole discretion, until September 9, 2025 (the “Extended Date”) – the date by which, if the Company has not consummated its initial Business Combination, the Company must liquidate and dissolve. However, there can be no assurance that the Company will be able to consummate any Business Combination by the Extended Date. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

On November 5, 2024, the Company made a deposit for $90,000 into the trust account as required for extension until February 9, 2025. The Company will then deposit $30,000 monthly thereafter until September 9, 2025.

Risks and Uncertainties

As a result of the military action by the Russian Federation and Belarus in the country of Ukraine and related economic sanctions, the armed conflict in Israel and the Gaza Strip, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. Further, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO FINANCIAL STATEMENTS

December 31, 2024

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2024 and December 31, 2023, cash equivalents included $181,174 and $309,742, respectively, for amounts invested in a treasury liquidity fund.

Investments Held in Trust Account

As of December 31, 2024 the assets held in the Trust Account were held in money market funds, which were invested in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Such trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in Gain on investments held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. The Company had $11,851,808 and $120,664,565 in investments held in the Trust Account as of December 31, 2024 and December 31, 2023, respectively.

Prepaid expenses

Prepaid expenses - current of $65,446 and $183,672, and prepaid expenses - non-current of $0 and $57,726 as of December 31, 2024 and December 31, 2023, respectively consist primarily of premiums for directors and officers’ liability insurance. These premiums will be amortized over the 2-year term of the agreement.

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO FINANCIAL STATEMENTS

December 31, 2024

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

On November 7, 2024, 10,438,037 Class A ordinary shares were redeemed, leaving 4,532,462 Class A Shares, which includes the 2,874,999 Class A Shares that were issued in exchange for the Class B Shares on October 22, 2024, and one Class B Share. As a result, $114,357,720 (or $10.95 per share) was removed from the Company’s trust account to pay such holders, without taking into account additional allocation of payments to cover any tax obligation of the Company since that date. After the redemptions, $11,851,808 remains in the Company’s trust account.

As of December 31, 2024, the Class A ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Warrants	(345,000)
Issuance costs allocated to Class A ordinary shares	(8,982,094)
Redemption of Class A ordinary shares	(114,357,720)
Plus:
Remeasurement of carrying value to redemption value	20,346,621
Class A ordinary shares subject to possible redemption	$11,661,807

As of December 31, 2023, the Class A ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

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

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO FINANCIAL STATEMENTS

December 31, 2024

deferred underwriting fees and $1,613,588 of other offering costs. As such, the Company recorded $8,982,094 of offering costs as a reduction of temporary equity and $106,494 of offering costs as a reduction of permanent equity.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, Income Taxes, which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2024 and December 31, 2023, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

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

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Year Ended			For the Year Ended
	December 31, 2024			December 31, 2023
	Class A-	Class A-	Class B-	Class A-	Class A-	Class B-
	redeemable	non-redeemable	non-redeemable	redeemable	non-redeemable	non-redeemable
Basic and diluted net income per ordinary share:
Numerator:
Net income	$3,149,627	$362,827	$735,110	$2,320,776	$120,176	$855,112

Denominator:
Basic and diluted weighted average shares outstanding	9,955,742	1,146,870	2,323,630	7,456,044	386,093	2,747,253
Basic and diluted net income per share	$0.32	$0.32	$0.32	$0.31	$0.31	$0.31

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO FINANCIAL STATEMENTS

December 31, 2024

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

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO FINANCIAL STATEMENTS

December 31, 2024

The Public and Private Warrants are not precluded from equity classification and have been accounted for as such since the date of issuance, and each balance sheet date thereafter as long as they continue to meet the requirements for equity classification.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt— Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. The amendments are effective for smaller reporting companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company does not believe the adoption of ASU 2020-06 will have a material impact on our financial statements and disclosures.

In December 2023, the FASB issued Accounting Standards Update 2023-09, “Improvements to Income Tax Disclosures” (“ASU 2023-09”), which provides for additional disclosures primarily related to the income tax rate reconciliations and income taxes paid. ASU 2023-09 requires entities to annually disclose the income tax rate reconciliation using both amounts and percentages, considering several categories of reconciling items, including state and local income taxes, foreign tax effects, tax credits and nontaxable or nondeductible items, among others. Disclosure of the reconciling items is subject to a quantitative threshold and disaggregation by nature and jurisdiction. ASU 2023-09 also requires entities to disclose net income taxes paid or received to federal, state and foreign jurisdictions, as well as by individual jurisdiction, subject to a five percent quantitative threshold. ASU 2023-09 may be adopted on a prospective or retrospective basis and is effective for fiscal years beginning after December 15, 2024 with early adoption permitted. The Company is evaluating the impact of ASU 2023-09 on our financial statements and disclosures.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires the disclosure of additional segment information. ASU No. 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company does not expect the adoption of ASU No. 2023-07 to have any significant impact on the disclosures in our financial statements.

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

NOTES TO FINANCIAL STATEMENTS

December 31, 2024

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

December 31, 2024

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

(2) On October 22, 2024, the Company issued an aggregate of 2,874,999 shares of its Class A ordinary shares, par value $0.0001 per share to Sponsor, and the holder of the Company’s Class B ordinary shares, par value $0.0001 per share, upon the conversion of an equal number of Class B Shares. The Class A Shares issued in connection with the Conversion are subject to the same restrictions as applied to the Class B Shares before the Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination as described in the prospectus for our initial public offering. Following the Conversion, there are 14,970,499 Class A Shares and one Class B Share issued and outstanding.

Promissory Note - Related Party

On June 24, 2024, the Sponsor agreed to loan the Company an aggregate of up to $530,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note, as amended (the “Promissory Note”). This loan bears ten (10%) percent interest per annum and is payable on the consummation of the Company’s initial merger, stock exchange, asset acquisition, stock purchase, recapitalization, reorganization, or similar business combination with one or more businesses or entities (a “Business Combination”). If a Business Combination is not consummated, this Note will be repaid solely to the extent that the Maker has funds available to it outside of its trust account established in connection with its initial public offering of its securities, and that all other amounts will be contributed to capital, forfeited, eliminated, or otherwise forgiven or eliminated. As of December 31, 2024, the outstanding balance under the Promissory Note was $530,000.

On November 20, 2024, the Sponsor agreed to loan the Company another $600,000 with the same loan terms as the June 24, 2024 promissory note. The funds were not deposited into the Company’s bank account until January 2025.

Administrative Support Agreement

The Company entered into an agreement commencing on May 4, 2023 through the earlier of the consummation of a Business Combination or the Company’s liquidation, to pay Alchemy Investment Management LLC, an affiliate of the Sponsor, a monthly fee of $10,000 for secretarial and administrative services. As of December 31, 2024 and December 31, 2023, there were $197,097 and $77,097 in accrued expenses for expenses incurred under this agreement, respectively.

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

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO FINANCIAL STATEMENTS

December 31, 2024

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

NOTE 7. SHAREHOLDERS’ (DEFICIT) EQUITY

Preference shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2024 and December 31, 2023, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 479,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2024 there were 4,532,462 Class A ordinary shares issued and outstanding, including 1,061,963 Class A ordinary shares subject to possible redemption and classified as temporary equity. The remaining 3,470,499 shares are classified as permanent equity and are comprised of the Private Placement Shares. As of December 31, 2023 there were 12,095,500 Class A ordinary shares issued and outstanding, including 11,500,000 Class A ordinary shares subject to possible redemption and classified as temporary equity. The remaining 595,500 shares are classified as permanent equity and are comprised of the Private Placement Shares.

Class B ordinary shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each share. As of December 31, 2024, there was 1 Class B Ordinary Share issued and outstanding. As of December 31, 2023 there were 2,875,000 Class B Ordinary Shares issued and outstanding. Of the 2,875,000 Class B ordinary shares outstanding, up to 375,000 shares were subject to forfeiture to the extent that the

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO FINANCIAL STATEMENTS

December 31, 2024

Underwriter’s over-allotment option was not exercised in full or in part, so that the initial shareholders will collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. On May 9, 2023, the Underwriter exercised the over-allotment option in full, so those shares are no longer subject to forfeiture.

NOTE 8. WARRANTS

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of

(a)	30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A Ordinary Shares issuable upon exercise of the warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or holders are permitted to exercise their warrants on a cashless basis under certain circumstances as a result of the Company’s failure to have an effective registration statement by the 60th business day after the closing of the initial Business Combination). The Company has agreed that as soon as practicable after the closing of its initial Business Combination, the Company will use its best efforts to file with the SEC and have an effective registration statement covering the Class A Ordinary Shares issuable upon exercise of the warrants and will use its best efforts to cause the same to become effective and to maintain a current prospectus relating to those Class A Ordinary Shares until the warrants expire or are redeemed. If the shares issuable upon exercise of the warrants are not registered under the Securities Act by the 60th business day following the closing of its initial Business Combination, the Company will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available.

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO FINANCIAL STATEMENTS

December 31, 2024

(b)	The Public Warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if for capital raising purposes related to the closing of an initial Business Combination: (i) the Company issues equity or equity-linked securities at an issue price or with an exercise or conversion price, of less than $10.00 per Class A Ordinary Share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like) (such price the “Minimum Issue Price”); or (ii) the target entity (the “Target”) issues equity or equity-linked securities which, following the closing of the initial Business Combination, entitles the holder to receive equity or equity-linked securities of the post-initial Business Combination company (the “Combined Company”) at an issue price or with an exercise or conversion price of less than the Minimum Issue Price; or (iii) the Company, the Sponsor or the Target, directly or indirectly, enters into an arrangement to transfer to any third-party investor securities, cash or other property to effectively reduce the issue price, or exercise price or conversion price, as applicable, to a price less than the Minimum Issue Price; then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of (x) the volume weighted average reported last sale price of the shares of the Combined Company on the principal market on which the shares are then traded during the measurement period of the 30 consecutive trading days commencing 150 days following the closing of the Business Combination (the “Measurement Period”) and (y) $3.00 (such price, the “Adjusted Warrant Exercise Price”); provided, however, that in no case may the adjusted warrant exercise price be greater than $11.50. In addition, in the event the exercise price of the warrants is adjusted as provided above, the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to the Adjusted Warrant Exercise Price plus $6.50 (such adjusted redemption trigger price, the “New Redemption Trigger Price”). Notwithstanding anything to the contrary herein, the adjustment above shall not take into account any issuance of shares of the Combined Company to the Sponsor or its affiliates pursuant to the conversion of Founder Shares issued to the Sponsor prior to our initial public offering. Any determination as to whether the conditions above have been met shall be determined in good faith by the board of directors of the Combined Company based on the information known to the board of directors of the Combined Company at the time of the consummation of the initial Business Combination; the board of directors shall be entitled to rely on the information provided to it without further inquiry. Following the determination by the board of directors, the Combined Company shall provide prompt public notice of the Adjusted Warrant Exercise Price and the New Redemption Trigger Price when and as determined.

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

NOTES TO FINANCIAL STATEMENTS

December 31, 2024

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

The Company accounts for the 5,750,000 Public Warrants issued in connection with the Initial Public Offering in accordance with the guidance contained in ASC 815-40. Such guidance provides that the warrants described above are not precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity. As of December 31, 2024 and December 31, 2023, there were 5,750,000 Public Warrants outstanding.

NOTE 9. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s financial assets that are measured at fair value on a recurring basis as of December 31, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Amount at Fair
Description	Value	Level 1	Level 2	Level 3
December 31, 2024
Assets
Investments held in Trust Account:
U.S. Treasury Securities	$11,851,808	$11,851,808	$—	$—

	Amount at Fair
Description	Value	Level 1	Level 2	Level 3
December 31, 2023
Assets
Investments held in Trust Account:
U.S. Treasury Securities	$120,664,565	$120,664,565	$—	$—

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO FINANCIAL STATEMENTS

December 31, 2024

NOTE 10. SEGMENT INFORMATION

ASC Topic 280. “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s chief operating decision maker (“CODM”) has been identified as the Co-Chief Executive Officer, Mattia Tomba, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the Year	For the Year
	Ended	Ended
	December	December
	31, 2024	31, 2023
Operating and formation costs	$1,192,408	$659,983
Gain on investments held in Trust Account	$5,454,963	$3,939,565

The key measures of segment profit or loss reviewed by our CODM are Gain on investments held in Trust Account and Operating and formation costs. The CODM reviews Gain on investments held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. Operating and formation costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination within the business combination period. The CODM also reviews Operating and formation costs to manage, maintain, and enforce all contractual agreements to ensure costs are aligned with all agreements and budgets.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. The Company did not identify any subsequent events that required adjustment to or disclosure in the financial statements.