Form 10-Q
period 2025-03-31
Alchemy Investments Acquisition Corp 1
filed 2025-05-20
CIK 1901336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 19, 2025, there were 4,532,462 of the registrant’s Class A ordinary shares, par value $0.0001 per share, and 1 of the registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

Part I – Financial Information

Item 1. Financial Statements

ALCHEMY INVESTMENTS ACQUISITION CORP 1

CONDENSED BALANCE SHEETS

	March 31, 2025	December 31, 2024
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$351,999	$181,174
Prepaid expenses - current	107,046	65,446
Total current assets	459,045	246,620
Investments held in Trust Account(2)	12,036,215	11,851,808
Total Assets	$12,495,260	$12,098,428

Liabilities, Redeemable Class A Ordinary Shares and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$706,884	$722,599
Accrued expenses	612,199	352,061
Accrued expenses - related party	22,882	197,225
Accrued interest expenses - related party	56,222	27,972
Promissory note - related party	1,130,000	530,000
Total current liabilities	2,528,187	1,829,857
Deferred underwriting fee payable	5,175,000	5,175,000
Total Liabilities	7,703,187	7,004,857

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value, 1,061,963 at redemption value of $11.24, and $10.98 as of March 31, 2025, and December 31, 2024, respectively(2)	11,936,214	11,661,807

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; 3,470,499 shares issued and outstanding (excluding 1,061,963 shares subject to possible redemption as of March 31, 2025, and December 31, 2024, respectively) as of March 31, 2025, and December 31, 2024, respectively(1) (2)	348	348
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 1 share issued and outstanding as of March 31, 2025, and December 31, 2024, respectively(1)	—	—
Additional paid-in capital	—	—
Accumulated deficit	(7,144,489)	(6,568,584)
Total Shareholders’ Deficit	(7,144,141)	(6,568,236)
Total Liabilities, Redeemable Ordinary Shares and Shareholders’ Deficit	$12,495,260	$12,098,428
(1)	On October 22, 2024, the Company issued an aggregate of 2,874,999 shares of its Class A ordinary shares, par value $0.0001 per share to Sponsor, and the holder of the Company’s Class B ordinary shares, par value $0.0001 per share, upon the conversion of an equal number of Class B Shares. The Class A Shares issued in connection with the Conversion are subject to the same restrictions as applied to the Class B Shares before the Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination as described in the prospectus for our initial public offering. Following the Conversion, there are 14,970,499 Class A Shares and one Class B Share issued and outstanding.
(2)	On November 7, 2024, 10,438,037 Class A ordinary shares were redeemed, leaving 4,532,462 Class A Shares, which includes the 2,874,999 Class A Shares that were issued in exchange for the Class B Shares on October 22, 2024, and one Class B Share. As a result, $114,357,720 (or $10.95 per share) was removed from the Company’s trust account to pay such holders, without taking into account additional allocation of payments to cover any tax obligation of the Company since that date. After the redemptions, $11,851,808 remained in the Company’s trust account.

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALCHEMY INVESTMENTS ACQUISITION CORP 1

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2025	2024
Operating and formation costs	$401,439	$163,825
Loss from operations	(401,439)	(163,825)

Other income (expense):
Gain on investments held in Trust Account	124,408	1,573,981
Dividend income	3,784	3,673
Interest expense - related party	(28,250)	—
Total other income (expense)	99,942	1,577,654
Net (loss) income	$(301,497)	$1,413,829

Basic and diluted weighted average shares outstanding, Class A ordinary shares- redeemable(1) (2)	1,061,963	11,500,000
Basic and diluted net income per share, Class A ordinary shares-redeemable	$(0.07)	$0.09
Basic and diluted weighted average shares outstanding, Class A ordinary shares-non redeemable(1) (2)	3,470,499	595,500
Basic and diluted net income per share, Class A ordinary shares-non-redeemable	$(0.07)	$0.09
Basic and diluted weighted average shares outstanding, Class B ordinary shares-non-redeemable(1)	1	2,875,000
Basic and diluted net income per share, Class B ordinary shares-non-redeemable	$0.00	$0.09
(1)	On October 22, 2024, the Company issued an aggregate of 2,874,999 shares of its Class A ordinary shares, par value $0.0001 per share to Sponsor, and the holder of the Company’s Class B ordinary shares, par value $0.0001 per share, upon the conversion of an equal number of Class B Shares. The Class A Shares issued in connection with the Conversion are subject to the same restrictions as applied to the Class B Shares before the Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination as described in the prospectus for our initial public offering. Following the Conversion, there are 14,970,499 Class A Shares and one Class B Share issued and outstanding.
(2)	On November 7, 2024, 10,438,037 Class A ordinary shares were redeemed, leaving 4,532,462 Class A Shares, which includes the 2,874,999 Class A Shares that were issued in exchange for the Class B Shares on October 22, 2024, and one Class B Share. As a result, $114,357,720 (or $10.95 per share) was removed from the Company’s trust account to pay such holders, without taking into account additional allocation of payments to cover any tax obligation of the Company since that date. After the redemptions, $11,851,808 remained in the Company’s trust account.

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALCHEMY INVESTMENTS ACQUISITION CORP 1

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

Three Months Ended March 31, 2025
					Additional		Total
	Class A Ordinary Shares		Class B Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at January 1, 2025	3,470,499	$348	1	$—	$—	$(6,568,584)	$(6,568,236)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	—	(274,408)	(274,408)
Net loss	—	—	—	—	—	(301,497)	(301,497)
Balance at March 31, 2025	3,470,499	$348	1	$—	$—	$(7,144,489)	$(7,144,141)

Three Months Ended March 31, 2024
					Additional		Total
	Class A Ordinary Shares		Class B Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at January 1, 2024	595,500	$60	2,875,000	$288	$—	$(5,361,185)	$(5,360,837)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	—	(1,573,981)	(1,573,981)
Net income	—	—	—	—	—	1,413,829	1,413,829
Balance at March 31, 2024	595,500	$60	2,875,000	$288	$—	$(5,521,337)	$(5,520,989)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALCHEMY INVESTMENTS ACQUISITION CORP 1

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2025	2024
Cash Flows from Operating Activities:
Net (loss) income	$(301,497)	$1,413,829
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on investments held in trust account	(124,408)	(1,573,981)
Changes in operating assets and liabilities:
Security deposit held in trust account for extension	(60,000)	—
Prepaid expenses - current	(41,600)	(56,427)
Prepaid expenses - non-current	—	42,024
Accounts payable	(15,715)	(54,624)
Accrued expenses	260,138	18,648
Accrued expenses - interest	28,250	—
Accrued expenses - related party	(174,343)	30,000
Net cash used in operating activities	(429,175)	(180,531)

Cash Flows from Financing Activities:
Proceeds from promissory note, related party	600,000	—

Net Change in Cash and Cash Equivalents	170,825	(180,531)
Cash and cash equivalents - Beginning of period	181,174	309,742
Cash and Cash Equivalents - End of period	$351,999	$129,211

Supplemental disclosure of noncash financing activities:
Subsequent remeasurement of Class A common stock subject to redemption to redemption amount	$274,408	$1,573,981

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

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

As of March 31, 2025, the Company had not commenced any operations. All activity from October 27, 2021 (inception) through March 31, 2025 relates to the Company’s formation and initial public offering (“Initial Public Offering”), and subsequent pursuit of a target company to affect a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of investment income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Transaction costs related to the issuances described above amounted to $9,088,588, consisting of $2,300,000 of cash underwriting fees, $5,175,000 of deferred underwriting fees and $1,613,588 of other offering costs. In addition, on March 31, 2025, $351,999 of cash and cash equivalents were held outside of the Trust Account and is available for working capital purposes.

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

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

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

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

Going Concern and Liquidity

As of March 31, 2025, the Company had $351,999 in cash and cash equivalents held outside of the Trust Account and a working capital deficit of $2,069,142.

The Company has incurred and expects to continue to incur significant costs in pursuit of the Company’s financing and acquisition plans. The Company anticipates that the cash held outside of the Trust Account as of March 31, 2025 will not be sufficient to allow the Company to operate for at least one year from the date these unaudited condensed financial statements are issued, and therefore substantial doubt about the Company’s ability to continue as a going concern exists. Management plans to address this uncertainty with the successful closing of a Business Combination. The Company had until November 9, 2024 to consummate a Business Combination.

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

If a Business Combination was not consummated by November 9, 2024, there would be a mandatory liquidation and subsequent dissolution of the Company. The Company was in the process of identifying a potential company for an initial Business Combination but required additional time. An Annual Meeting was held on October 31, 2024 and the shareholders of the Company approved amending the Company’s Articles of Association as a special resolution, giving the Company the right to extend from November 9, 2024 (the “Current Termination Date”) for an additional three months until February 9, 2025, and thereafter on a month-to-month basis, as determined by the Directors in their sole discretion, until September 9, 2025 (the “Extended Date”) – the date by which, if the Company has not consummated its initial Business Combination, the Company must liquidate and dissolve. However, there can be no assurance that the Company will be able to consummate any Business Combination by the Extended Date. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

On November 5, 2024, the Company made a deposit of $90,000 into the trust account as required for the three-month extension until February 9, 2025. The Company continued to deposit an additional $60,000 through March 2025, and will continue to deposit $30,000 each month until the expiration of the extension in September 2025. As of March 31, 2025 and December 31, 2024, investments held in the Trust Account included $150,000 and $90,000, respectively, for amounts held for extension.

Risks and Uncertainties

As a result of the military action by the Russian Federation and Belarus in the country of Ukraine and related economic sanctions, the armed conflict in Israel and the Gaza Strip, and the international trade policies in the U.S. and elsewhere, including tariffs and other barriers, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. Further, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy, the tariffs, and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable. These unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The interim results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

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

MARCH 31, 2025

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2025 and December 31, 2024, cash equivalents included $351,999 and $181,174, respectively, for amounts invested in a treasury liquidity fund.

Investments Held in Trust Account

As of March 31, 2025, the assets held in the Trust Account were held in money market funds, which were invested in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Such trading securities are presented on the unaudited condensed balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in Gain on investments held in Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. The Company had $12,036,215 and $11,851,808 in investments held in the Trust Account which included $150,000 and $90,000 required deposit for extension as of March 31, 2025 and December 31, 2024, respectively.

Prepaid Expenses - Current

Prepaid expenses - current of $107,046 and $65,446 as of March 31, 2025 and December 31, 2024, respectively consist primarily of premiums for directors and officers’ liability insurance. These premiums will be amortized over the 2-year term of the agreement.

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

MARCH 31, 2025

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

As of March 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheet are reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Warrants	(345,000)
Issuance costs allocated to Class A ordinary shares	(8,982,094)
Redemption of Class A ordinary shares	(114,357,720)
Plus:
Remeasurement of carrying value to redemption value	20,621,028
Class A ordinary shares subject to possible redemption	$11,936,214

As of December 31, 2024, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheet are reconciled in the following table:

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

Income Taxes

The Company accounts for income taxes under ASC Topic 740, Income Taxes, which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2025 and

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

December 31, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

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

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	Three Months Ended			Three Months Ended
	March 31, 2025			March 31, 2024
		Class A-	Class B-		Class A-	Class B-
	Class A-	non-	non-	Class A-	non-	non-
	redeemable	redeemable	redeemable	redeemable	redeemable	redeemable
Basic and diluted net income (loss) per ordinary share:
Numerator:
Net (loss) income	$(70,641)	$(230,856)	$—	$1,086,072	$56,240	$271,517

Denominator:
Basic and diluted weighted average shares outstanding	1,061,963	3,470,499	1	11,500,000	595,500	2,875,000
Basic and diluted net income (loss) per share	$(0.07)	$(0.07)	$0.00	$0.09	$0.09	$0.09

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

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

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

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

Recent Accounting Standards

In December 2023, the FASB issued Accounting Standards Update 2023-09, “Improvements to Income Tax Disclosures” (“ASU 2023-09”), which provides for additional disclosures primarily related to the income tax rate reconciliations and income taxes paid. ASU 2023-09 requires entities to annually disclose the income tax rate reconciliation using both amounts and percentages, considering several categories of reconciling items, including state and local income taxes, foreign tax effects, tax credits and nontaxable or nondeductible items, among others. Disclosure of the reconciling items is subject to a quantitative threshold and disaggregation by nature and jurisdiction. ASU 2023-09 also requires entities to disclose net income taxes paid or received to federal, state and foreign jurisdictions, as well as by individual jurisdiction, subject to a five percent quantitative threshold. ASU 2023-09 may be adopted on a prospective or retrospective basis and is effective for fiscal years beginning after December 15, 2024 with early adoption permitted. The Company does not believe the adoption of ASU 2023-09 will have a material impact on our financial statements and disclosures.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires the disclosure of additional segment information. ASU No. 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company does not believe the adoption of ASU No. 2023-07 will have a material impact on our financial statements and disclosures.

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

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

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

Promissory Note - Related Party

On June 24, 2024, the Sponsor agreed to loan the Company an aggregate of up to $530,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note, as amended (the “Promissory Note”). This loan bears ten (10%) percent interest per annum and is payable on the consummation of the Company’s initial merger, stock exchange, asset acquisition, stock purchase, recapitalization, reorganization, or similar business combination with one or more businesses or entities (a “Business Combination”). If a Business Combination is not consummated, this Note will be repaid solely to the extent that the Maker has funds available to it outside of its trust account established in connection with its initial public offering of its securities, and that all other amounts will be contributed to capital, forfeited, eliminated, or otherwise forgiven or eliminated. The outstanding balance under the Promissory Note was $530,000 as of March 31, 2025 and December 31, 2024.

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

On November 20, 2024, the Sponsor agreed to loan the Company another $600,000 with the same loan terms as the June 24, 2024 promissory note. The funds were not deposited into the Company’s bank account until January 2025. The outstanding balance under the promissory note was $600,000 as of March 31, 2025 and $0 as of December 31, 2024, respectively.

Administrative Support Agreement

The Company entered into an agreement commencing on May 4, 2023 through the earlier of the consummation of a Business Combination or the Company’s liquidation, to pay Alchemy Investment Management LLC, an affiliate of the Sponsor, a monthly fee of $10,000 for secretarial and administrative services. As of March 31, 2025 and December 31, 2024, there were $17,097 and $197,087 in accrued expenses for expenses incurred under this agreement, respectively.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into shares of the post Business Combination entity at a price of $10.00 per share. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. To date, the Company has had no borrowings under the Working Capital Loans.

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

MARCH 31, 2025

(UNAUDITED)

the completion of the initial Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to the Underwriter Shares if the Company fails to complete its initial Business Combination within 12 months (or up to 18 months if the Company extends such period) from the closing of the Initial Public Offering.

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 479,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2025 and December 31, 2024, there were 4,532,462 Class A ordinary shares issued and outstanding, including 1,061,963 Class A ordinary shares subject to possible redemption and classified as temporary equity. The remaining 3,470,499 shares are classified as permanent equity and are comprised of the Private Placement Shares.

Class B ordinary shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each share. As of March 31, 2025 and December 31, 2024, there was 1 Class B Ordinary Share issued and outstanding.

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

MARCH 31, 2025

(UNAUDITED)

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

The Company accounts for the 5,750,000 Public Warrants issued in connection with the Initial Public Offering in accordance with the guidance contained in ASC 815-40. Such guidance provides that the warrants described above are not precluded from equity

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity. As of March 31, 2025 and December 31, 2024, there were 5,750,000 Public Warrants outstanding.

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Amount at Fair
Description	Value	Level 1	Level 2	Level 3
March 31, 2025 (Unaudited)
Assets
Investments held in Trust Account:
U.S. Treasury Securities	$12,036,215	$12,036,215	$—	$—

	Amount at Fair
Description	Value	Level 1	Level 2	Level 3
December 31, 2024
Assets
Investments held in Trust Account:
U.S. Treasury Securities	$11,851,808	$11,851,808	$—	$—

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2025

(UNAUDITED)

NOTE 10. SEGMENT

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

	Three Months	Three Months
	Ended	Ended
	March	March
	31, 2025	31, 2024
Operating and formation costs	$401,439	$163,825
Gain on investments held in Trust Account	$124,408	$1,573,981

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the three months ended March 31, 2025 were financing activities,organizational activities, those necessary to prepare for our Initial Public Offering, described below, and those related to the search for a potential business combination target. We do not expect to generate any operating revenues until after the completion of our initial business combination. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2025, we had net loss of $301,497, which resulted from operating costs of $401,439, offset by a gain on investments held in the Trust Account of $124,408, dividend income of $3,784 and related party interest expense of $28,250.

For the three months ended March 31, 2024, we had net income of $1,413,829, which resulted from operating costs of $163,825, offset by a gain on investments held in the Trust Account of $1,573,981, and dividend income of $3,673.

Liquidity, Capital Resources and Going Concern

For the three months ended March 31, 2025, net cash used in operating activities was $429,175, which was due to our net loss of $301,497, offset by a gain on investments held in the Trust Account of $124,408 and changes in working capital of $3,270.

For the three months ended March 31, 2024, net cash used in operating activities was $180,531, which was due to our net income of $1,413,829, offset by a gain on investments held in the Trust Account of $1,573,981 and changes in working capital of $20,379.

There were no cash flows from investing activities for the three months ended March 31, 2025 and 2024.

For the three months ended March 31, 2025, net cash provided by financing activities was $600,000, which was due to the proceeds from the promissory note, related party.

There was no cash flows from financing activities for the three months ended March 31, 2024.

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

Following the closing of the Initial Public Offering on May 9, 2023, an amount of $116,725,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Shares was placed in a trust account (the “Trust Account”)

As of March 31, 2025, the Company had $351,999 in cash and cash equivalents held outside of the Trust Account and a working capital deficit of $2,069,142.

The Company has incurred and expects to continue to incur significant costs in pursuit of the Company’s financing and acquisition plans. The Company anticipates that the cash held outside of the Trust Account as of March 31, 2025 will not be sufficient to allow the Company to operate for at least one year from the date these unaudited condensed financial statements are issued, and therefore substantial doubt about the Company’s ability to continue as a going concern exists. Management plans to address this uncertainty with the successful closing of a Business Combination. The Company had until November 9, 2024 to consummate a Business Combination. If a Business Combination was not consummated by November 9, 2024, there would be a mandatory liquidation and subsequent dissolution of the Company. The Company was in the process of identifying a potential company for an initial Business Combination but required additional time. An Annual Meeting was held on October 31, 2024 and the shareholders of the Company approved amending the Company’s Articles of Association as a special resolution, giving the Company the right to extend from November 9, 2024 (the “Current Termination Date”) for an additional three months until February 9, 2025, and thereafter on a month-to-month basis, as determined by the Directors in their sole discretion, until September 9, 2025 (the “Extended Date”) – the date by which, if the Company has not consummated its initial Business Combination, the Company must liquidate and dissolve. However, there can be no assurance that the Company will be able to consummate any Business Combination by the Extended Date. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

On November 5, 2024, the Company made a deposit of $90,000 into the trust account as required for the three-month extension until February 9, 2025. The Company continued to deposit an additional $60,000 through March 2025, and will continue to deposit $30,000 each month until the expiration of the extension in September 2025. As of March 31, 2025 and December 31, 2024, investments held in the Trust Account included $150,000 and $90,000, respectively, for amounts held for extension.

Contractual Obligations

On March 31, 2025, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

There are both $5,175,000 of deferred underwriting fees, as well as an aggregate of up to $1,130,000 in promissory notes due upon the completion of the Company’s business combination.

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

Recent Accounting Standards

statements and disclosures.

In December 2023, the FASB issued Accounting Standards Update 2023-09, “Improvements to Income Tax Disclosures” (“ASU 2023-09”), which provides for additional disclosures primarily related to the income tax rate reconciliations and income taxes paid. ASU 2023-09 requires entities to annually disclose the income tax rate reconciliation using both amounts and percentages, considering several categories of reconciling items, including state and local income taxes, foreign tax effects, tax credits and nontaxable or nondeductible items, among others. Disclosure of the reconciling items is subject to a quantitative threshold and disaggregation by nature and jurisdiction. ASU 2023-09 also requires entities to disclose net income taxes paid or received to federal, state and foreign jurisdictions, as well as by individual jurisdiction, subject to a five percent quantitative threshold. ASU 2023-09 may be adopted on a prospective or retrospective basis and is effective for fiscal years beginning after December 15, 2024 with early adoption permitted. The Company does not believe the adoption of ASU 2023-09 will have a material impact on our financial statements and disclosures.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires the disclosure of additional segment information. ASU No. 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company does not believe the adoption of ASU No. 2023-07 will have a material impact on our financial statements and disclosures.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2025 pursuant to Rule 15d-15(e) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2025, our disclosure controls and procedures were effective.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2025, none of our directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading agreement,” as such term is defined in Item 408(a) of Regulation S-K.

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

ALCHEMY INVESTMENTS ACQUISITION CORP 1

May 20, 2025	By:	/s/ Mattia Tomba
Name: Mattia Tomba
Title: Co-Chief Executive Officer

May 20, 2025	By:	/s/ Harshana Sidath Jayaweera
Name: Harshana Sidath Jayaweera
Title: Chief Financial Officer