Form 10-Q
period 2025-06-30
Alchemy Investments Acquisition Corp 1
filed 2025-08-27
CIK 1901336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 27, 2025, there were 4,532,462 of the registrant’s Class A ordinary shares, par value $0.0001 per share, and 1 of the registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

Part I – Financial Information

Item 1. Financial Statements

ALCHEMY INVESTMENTS ACQUISITION CORP 1

CONDENSED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$161,205	$181,174
Prepaid expenses - current	89,804	65,446
Total current assets	251,009	246,620
Investments held in Trust Account(2)	12,252,250	11,851,808
Total Assets	$12,503,259	$12,098,428

Liabilities, Redeemable Class A Ordinary Shares and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$763,335	$722,599
Accrued expenses	755,550	352,061
Accrued expenses - related party	23,085	197,225
Accrued interest expenses - related party	84,472	27,972
Promissory note - related party	1,130,000	530,000
Total current liabilities	2,756,442	1,829,857
Deferred underwriting fee payable	5,175,000	5,175,000
Total Liabilities	7,931,442	7,004,857

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value, 1,061,963 at redemption value of $11.44, and $10.98 as of June 30, 2025, and December 31, 2024, respectively(2)	12,152,249	11,661,807

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; 3,470,499 shares issued and outstanding (excluding 1,061,963 shares subject to possible redemption as of June 30, 2025 and December 31, 2024) as of June 30, 2025 and December 31, 2024 (1) (2)	348	348
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 1 share issued and outstanding as of June 30, 2025 and December 31, 2024 (1)	—	—
Additional paid-in capital	—	—
Accumulated deficit	(7,580,780)	(6,568,584)
Total Shareholders’ Deficit	(7,580,432)	(6,568,236)
Total Liabilities, Redeemable Class A Ordinary Shares and Shareholders’ Deficit	$12,503,259	$12,098,428
(1)	On October 22, 2024, the Company issued an aggregate of 2,874,999 shares of its Class A ordinary shares, par value $0.0001 per share to Sponsor, and the holder of the Company’s Class B ordinary shares, par value $0.0001 per share, upon the conversion of an equal number of Class B Shares. The Class A Shares issued in connection with the Conversion are subject to the same restrictions as applied to the Class B Shares before the Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination as described in the prospectus for our initial public offering. Following the Conversion, there are 14,970,499 Class A Shares and one Class B Share issued and outstanding.
(2)	On November 7, 2024, 10,438,037 Class A ordinary shares were redeemed, leaving 4,532,462 Class A Shares, which includes the 2,874,999 Class A Shares that were issued in exchange for the Class B Shares on October 22, 2024, and one Class B Share. As a result, $114,357,720 (or $10.95 per share) was removed from the Company’s trust account to pay such holders, without taking into account additional allocation of payments to cover any tax obligation of the Company since that date. After the redemptions, $11,851,808 remained in the Company’s trust account.

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALCHEMY INVESTMENTS ACQUISITION CORP 1

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months	Three Months	Six Months	Six Months
	Ended June 30,	Ended June 30,	Ended June 30,	Ended June 30,
	2025	2024	2025	2024
Operating and formation costs	$321,051	$279,191	$722,490	$443,016
Loss from operations	(321,051)	(279,191)	(722,490)	(443,016)

Other income (expense):
Gain on investments held in Trust Account	126,034	1,591,454	250,442	3,165,435
Dividend income	3,010	1,478	6,795	5,151
Interest expense - related party	(28,250)	—	(56,500)	—
Total other income (expense)	100,794	1,592,932	200,737	3,170,586
Net (loss) income	$(220,257)	$1,313,741	$(521,753)	$2,727,570

Basic and diluted weighted average shares outstanding, Class A ordinary shares- redeemable(1) (2)	1,061,963	11,500,000	1,061,963	11,500,000
Basic and diluted net income per share, Class A ordinary shares-redeemable	$(0.05)	$0.09	$(0.12)	$0.18
Basic and diluted weighted average shares outstanding, Class A ordinary shares-non redeemable(1) (2)	3,470,499	595,500	3,470,499	595,500
Basic and diluted net income per share, Class A ordinary shares-non-redeemable	$(0.05)	$0.09	$(0.12)	$0.18
Basic and diluted weighted average shares outstanding, Class B ordinary shares-non-redeemable(1)	1	2,875,000	1	2,875,000
Basic and diluted net income per share, Class B ordinary shares-non-redeemable	$—	$0.09	$—	$0.18
(1)	On October 22, 2024, the Company issued an aggregate of 2,874,999 shares of its Class A ordinary shares, par value $0.0001 per share to Sponsor, and the holder of the Company’s Class B ordinary shares, par value $0.0001 per share, upon the conversion of an equal number of Class B Shares. The Class A Shares issued in connection with the Conversion are subject to the same restrictions as applied to the Class B Shares before the Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination as described in the prospectus for our initial public offering. Following the Conversion, there are 14,970,499 Class A Shares and one Class B Share issued and outstanding.
(2)	On November 7, 2024, 10,438,037 Class A ordinary shares were redeemed, leaving 4,532,462 Class A Shares, which includes the 2,874,999 Class A Shares that were issued in exchange for the Class B Shares on October 22, 2024, and one Class B Share. As a result, $114,357,720 (or $10.95 per share) was removed from the Company’s trust account to pay such holders, without taking into account additional allocation of payments to cover any tax obligation of the Company since that date. After the redemptions, $11,851,808 remained in the Company’s trust account.

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALCHEMY INVESTMENTS ACQUISITION CORP 1

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

Six Months Ended June 30, 2025
					Additional		Total
	Class A Ordinary Shares		Class B Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at January 1, 2025	3,470,499	$348	1	$—	$—	$(6,568,584)	$(6,568,236)
Remeasurement of redeemable Class A ordinary shares to redemption amount	—	—	—	—	—	(274,408)	(274,408)
Net loss	—	—	—	—	—	(301,497)	(301,497)
Balance at March 31, 2025	3,470,499	$348	1	$—	$—	$(7,144,489)	$(7,144,141)
Remeasurement of redeemable Class A ordinary shares to redemption amount	—	—	—	—	—	(216,034)	(216,034)
Net loss	—	—	—	—	—	(220,257)	(220,257)
Balance at June 30, 2025	3,470,499	$348	1	$—	$—	$(7,580,780)	$(7,580,432)

Six Months Ended June 30, 2024
					Additional		Total
	Class A Ordinary Shares		Class B Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at January 1, 2024	595,500	$60	2,875,000	$288	$—	$(5,361,185)	$(5,360,837)
Remeasurement of redeemable Class A ordinary shares to redemption amount	—	—	—	—	—	(1,573,981)	(1,573,981)
Net income	—	—	—	—	—	1,413,829	1,413,829
Balance at March 31, 2024	595,500	$60	2,875,000	$288	$—	$(5,521,337)	$(5,520,989)
Remeasurement of redeemable Class A ordinary shares to redemption amount	—	—	—	—	—	(1,591,454)	(1,591,454)
Net income	—	—	—	—	—	1,313,741	1,313,741
Balance at June 30, 2024	595,500	$60	2,875,000	$288	$—	$(5,799,050)	$(5,795,702)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALCHEMY INVESTMENTS ACQUISITION CORP 1

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months	Six Months
	Ended June 30,	Ended June 30,
	2025	2024
Cash Flows from Operating Activities:
Net (loss) income	$(521,753)	$2,727,570
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on investments held in trust account	(250,442)	(3,165,435)
Changes in operating assets and liabilities:
Security deposit held in trust account for extension	(150,000)	—
Prepaid expenses - current	(24,358)	(5,955)
Prepaid expenses - non-current	—	57,726
Accounts payable	40,736	89,574
Accrued expenses	403,488	(30,826)
Accrued interest expenses - related party	56,500	—
Accrued expenses - related party	(174,140)	60,000
Net cash used in operating activities	(619,969)	(267,346)

Cash Flows from Financing Activities:
Proceeds from promissory note, related party	600,000	530,000

Net Change in Cash and Cash Equivalents	(19,969)	262,654
Cash and cash equivalents - Beginning of period	181,174	309,742
Cash and Cash Equivalents - End of period	$161,205	$572,396

Supplemental disclosure of noncash financing activities:
Subsequent remeasurement of redeemable Class A ordinary shares subject to redemption amount	$490,442	$3,165,434

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

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

As of June 30, 2025, the Company had not commenced any operations. All activity from October 27, 2021 (inception) through June 30, 2025 relates to the Company’s formation and initial public offering (“Initial Public Offering”), and subsequent pursuit of a target company to affect a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of investment income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

Transaction costs related to the issuances described above amounted to $9,088,588, consisting of $2,300,000 of cash underwriting fees, $5,175,000 of deferred underwriting fees and $1,613,588 of other offering costs. In addition, on June 30, 2025, $161,205 of cash and cash equivalents were held outside of the Trust Account and is available for working capital purposes.

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

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

JUNE 30, 2025

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

Going Concern and Liquidity

As of June 30, 2025, the Company had $161,205 in cash and cash equivalents held outside of the Trust Account and a working capital deficit of $2,505,433. The Company has incurred and expects to continue to incur significant costs in pursuit of the Company’s financing and acquisition plans. The Company anticipates that the cash held outside of the Trust Account as of June 30, 2025 will not be sufficient to allow the Company to operate for at least one year from the date these unaudited condensed financial statements are issued, and therefore substantial doubt about the Company’s ability to continue as a going concern exists. Management plans to address this uncertainty with the successful closing of a Business Combination. The Company had until November 9, 2024 to consummate a Business Combination. If a Business Combination was not consummated by November 9, 2024, there would be a mandatory liquidation and subsequent dissolution of the Company. The Company was in the process of identifying a potential company for an initial Business

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

Combination but required additional time. An Annual Meeting was held on October 31, 2024 and the shareholders of the Company approved amending the Company’s Articles of Association as a special resolution, giving the Company the right to extend from November 9, 2024 (the “Current Termination Date”) for an additional three months until February 9, 2025, and thereafter on a month-to-month basis, as determined by the Directors in their sole discretion, until September 9, 2025 (the “Extended Date”) – the date by which, if the Company has not consummated its initial Business Combination, the Company must liquidate and dissolve. However, there can be no assurance that the Company will be able to consummate any Business Combination by the Extended Date. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

On November 5, 2024, the Company made a deposit of $90,000 into the trust account as required for the three-month extension until February 9, 2025. The Company continued to deposit an additional $150,000 through June 2025, and will continue to deposit $30,000 each month until the expiration of the extension in September 2025. As of June 30, 2025 and December 31, 2024, investments held in the Trust Account included $240,000 and $90,000, respectively, for amounts held for extension.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The interim results for the six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2025 and December 31, 2024, cash equivalents included $161,205 and $181,174, respectively, for amounts invested in a treasury liquidity fund.

Investments Held in Trust Account

As of June 30, 2025, the assets held in the Trust Account were held in money market funds, which were invested in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Such trading securities are presented on the unaudited condensed balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in Gain on investments held in Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. The Company had $12,252,250 and $11,851,808 in investments held in the Trust Account which included $240,000 and $90,000 required deposit for extension as of June 30, 2025 and December 31, 2024, respectively.

Prepaid Expenses - Current

As of June 30, 2025 and December 31, 2024, prepaid expenses - current of $89,804 and $65,446 consist primarily of premiums for directors and officers’ liability insurance, which will be amortized over the agreement terms of three months and two-years, respectively.

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

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

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

As of June 30, 2025, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheet are reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Warrants	(345,000)
Issuance costs allocated to Class A ordinary shares	(8,982,094)
Redemption of Class A ordinary shares	(114,357,720)
Plus:
Remeasurement of carrying value to redemption value	20,837,063
Class A ordinary shares subject to possible redemption	$12,152,249

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

Income Taxes

The Company accounts for income taxes under ASC Topic 740, Income Taxes, which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2025 and December 31, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

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

Net Income (loss) Per Ordinary Share

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

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	Three Months Ended			Three Months Ended			Six Months Ended			Six Months Ended
	June 30, 2025			June 30, 2024			June 30, 2025			June 30, 2024
		Class A-	Class B-		Class A-	Class B-		Class A-	Class B-		Class A-	Class B-
	Class A-	non-	non-	Class A-	non-	non-	Class A-	non-	non-	Class A-	non-	non-
	redeemable	redeemable	redeemable	redeemable	redeemable	redeemable	redeemable	redeemable	redeemable	redeemable	redeemable	redeemable
Basic and diluted net income per ordinary share:
Numerator:
Net (loss) income	$(51,607)	$(168,650)	$—	$1,009,186	$52,258	$252,297	$(122,248)	$(399,505)	$—	$2,095,258	$108,498	$523,813

Denominator:
Basic and diluted weighted average shares outstanding	1,061,963	3,470,499	1	11,500,000	595,500	2,875,000	1,061,963	3,470,499	1	11,500,000	595,500	2,875,000
Basic and diluted net income per share	$(0.05)	$(0.05)	$—	$0.09	$0.09	$0.09	$(0.12)	$(0.12)	$—	$0.18	$0.18	$0.18

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

JUNE 30, 2025

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

Recent Accounting Standards

In November 2024, the FASB issued Accounting Standards Update 2024-03, “Disaggregation of Income Statement Expenses” (“ASU 2024-03”), which requires detailed disclosure in the notes to the financial statements of specific categories underlying certain expense captions on the income statement. ASU 2024-03 may be adopted prospectively or retrospectively and is effective for annual reporting periods beginning after December 15, 2026, with early adoption permitted.

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

JUNE 30, 2025

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

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

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

Promissory Notes - Related Party

On June 24, 2024 and November 20, 2024, the Sponsor agreed to loan the Company an aggregate of up to $530,000 and $600,000, respectively, to cover expenses related to the Initial Public Offering pursuant to a promissory note, as amended (the “Promissory Notes”). These loans bear ten (10%) percent interest per annum and are payable on the consummation of the Company’s initial merger, stock exchange, asset acquisition, stock purchase, recapitalization, reorganization, or similar business combination with one or more businesses or entities (a “Business Combination”). If a Business Combination is not consummated, the Notes will be repaid solely to the extent that the Maker has funds available to it outside of its trust account established in connection with its initial public offering of its securities, and that all other amounts will be contributed to capital, forfeited, eliminated, or otherwise forgiven or eliminated. The outstanding balance under the Promissory Notes were $1,130,000 and $530,000 as of June 30, 2025 and December 31, 2024, respectively.

As of June 30, 2025 and December 31, 2024, we had $84,472 and $27,972 of related party accrued interest expenses.

Administrative Support Agreement

The Company entered into an agreement commencing on May 4, 2023 through the earlier of the consummation of a Business Combination or the Company’s liquidation, to pay Alchemy Investment Management LLC, an affiliate of the Sponsor, a monthly fee of $10,000 for secretarial and administrative services. As of June 30, 2025 and December 31, 2024, there were $17,097 and $197,087 in accrued expenses - related party for expenses incurred under this agreement, respectively.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

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

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 479,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2025 and December 31, 2024, there were 4,532,462 Class A ordinary shares issued and outstanding, including 1,061,963 Class A ordinary shares subject to possible redemption and classified as temporary equity. The remaining 3,470,499 shares are classified as permanent equity and are comprised of the Private Placement Shares.

Class B ordinary shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each share. As of June 30, 2025 and December 31, 2024, there was 1 Class B Ordinary Share issued and outstanding.

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

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

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

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

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

The Company accounts for the 5,750,000 Public Warrants issued in connection with the Initial Public Offering in accordance with the guidance contained in ASC 815-40. Such guidance provides that the warrants described above are not precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity. As of June 30, 2025 and December 31, 2024, there were 5,750,000 Public Warrants outstanding.

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Amount at Fair
Description	Value	Level 1	Level 2	Level 3
June 30, 2025 (Unaudited)
Assets
Investments held in Trust Account:
U.S. Treasury Securities	$12,252,250	$12,252,250	$—	$—

	Amount at Fair
Description	Value	Level 1	Level 2	Level 3
December 31, 2024
Assets
Investments held in Trust Account:
U.S. Treasury Securities	$11,851,808	$11,851,808	$—	$—

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

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

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June	June	June	June
	30, 2025	30, 2024	30, 2025	30, 2024
Operating and formation costs	$321,051	$279,191	$722,490	$443,016
Gain on investments held in Trust Account	$126,034	$1,591,454	$250,442	$3,165,435

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

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the unaudited condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, other than below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements, except for the following:

On August 22, 2025, Alchemy Investments Acquisition Corp 1, a Cayman Islands exempted company limited by shares (“ALCY”), entered into a business combination agreement (as it may be amended and/or restated from time to time, the “Business Combination  Agreement”), by and among Alchemy Acquisition Holdings, Inc., a Delaware corporation and wholly-owned subsidiary of the ALCY (“Pubco”), Alchemy Merger Sub, LLC, a Delaware limited liability company and wholly-owned subsidiary of Pubco, Cartiga, LLC, a Delaware limited liability company (“Cartiga”), and Halle Benett, as the representative of holders of Cartiga’s securities.

In connection with the Business Combination Agreement, (i) every outstanding ALCY Class A Ordinary Share, ALCY Class B Ordinary Share, ALCY Preference Share, ALCY Unit and ALCY Warrant shall convert to an equal number of shares of Pubco Class A Common Stock, shares of Pubco Class B Common Stock, shares of Pubco Preferred Stock, Pubco Units and Pubco Warrants, respectively, then, (ii) after giving effect to redemptions occurring in connection with the Business Combination, each ALCY Class A Ordinary Share will convert automatically, on a one-for-one basis, into one share of Class A common stock, par value $0.0001 per share, of Pubco (each a share of “Pubco Class A Common Stock”); (iii) each then issued and outstanding warrant of ALCY will become exercisable for one share of Pubco Class A Common Stock (“Pubco Warrant”), pursuant to the Warrant Agreement, dated as of May 4, 2023, by and between ALCY and Continental Stock Transfer & Trust Company, as warrant agent, and (iv) each then issued and outstanding ALCY Unit shall separate and convert automatically into one share of Pubco Class A Common Stock, and one-half of one Pubco Warrant.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the six months ended June 30, 2025 were financing activities, organizational activities, those necessary to prepare for our Initial Public Offering, described below, and those related to the search for a potential business combination target. We do not expect to generate any operating revenues until after the completion of our initial business combination. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2025, we had a net loss of $220,257, which resulted from operating costs of $321,051, offset by a gain on investments held in the Trust Account $126,034, dividend income of $3,010 and related party interest expense of $28,250.

For the three months ended June 30, 2024, we had net income of $1,313,741, which resulted from operating costs of $279,191, offset by a gain on investments held in the Trust Account of $1,591,454, and dividend income of $1,478.

For the six months ended June 30, 2025, we had net loss of $521,753, which resulted from operating costs of $722,490, offset by a gain on investments held in the Trust Account of $250,442, dividend income of $6,795 and related party interest expense of $56,500.

For the six months ended June 30, 2024, we had net income of $2,727,570, which resulted from operating costs of $443,016, offset by a gain on investments held in the Trust Account of $3,165,435, and dividend income of $5,151.

Liquidity, Capital Resources and Going Concern

For the six months ended June 30, 2025, net cash used in operating activities was $619,969, which was due to our net loss of $521,753, offset by a gain on investments held in the Trust Account of $250,442 and changes in working capital of $152,226.

For the six months ended June 30, 2024, net cash used in operating activities was $267,346, which was due to our net income of $2,727,570, offset by a gain on investments held in the Trust Account of $3,165,435 and changes in working capital of $170,519.

There were no cash flows from investing activities for the six months ended June 30, 2025 and 2024.

For the six months ended June 30, 2025, net cash provided by financing activities was $600,000, which was due to the proceeds from the promissory note, related party.

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

Following the closing of the Initial Public Offering on May 9, 2023, an amount of $116,725,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Shares was placed in a trust account (the “Trust Account”)

As of June 30, 2025, the Company had $161,205 in cash and cash equivalents held outside of the Trust Account and a working capital deficit of $2,505,433.

The Company has incurred and expects to continue to incur significant costs in pursuit of the Company’s financing and acquisition plans. The Company anticipates that the cash held outside of the Trust Account as of June 30, 2025 will not be sufficient to allow the Company to operate for at least one year from the date these unaudited condensed financial statements are issued, and therefore substantial doubt about the Company’s ability to continue as a going concern exists. Management plans to address this uncertainty with the successful closing of a Business Combination. The Company had until November 9, 2024 to consummate a Business Combination. If a Business Combination was not consummated by November 9, 2024, there would be a mandatory liquidation and subsequent dissolution of the Company. The Company was in the process of identifying a potential company for an initial Business Combination but required additional time. An Annual Meeting was held on October 31, 2024 and the shareholders of the Company approved amending the Company’s Articles of Association as a special resolution, giving the Company the right to extend from November 9, 2024 (the “Current Termination Date”) for an additional three months until February 9, 2025, and thereafter on a month-to-month basis, as determined by the Directors in their sole discretion, until September 9, 2025 (the “Extended Date”) – the date by which, if the Company has not consummated its initial Business Combination, the Company must liquidate and dissolve. However, there can be no assurance that the Company will be able to consummate any Business Combination by the Extended Date. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

On November 5, 2024, the Company made a deposit of $90,000 into the trust account as required for the three-month extension until February 9, 2025. The Company continued to deposit an additional $150,000 through June 2025 and will continue to deposit $30,000 each month until the expiration of the extension in September 2025. As of June 30, 2025 and December 31, 2024, investments held in the Trust Account included $240,000 and $90,000, respectively, for amounts held for extension.

Contractual Obligations

There are both $5,175,000 of deferred underwriting fees, as well as an aggregate of up to $1,130,000 in promissory notes due upon the completion of the Company’s business combination.

Off Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of June 30, 2025.

We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Recent Accounting Standards

In November 2024, the FASB issued Accounting Standards Update 2024-03, “Disaggregation of Income Statement Expenses” (“ASU 2024-03”), which requires detailed disclosure in the notes to the financial statements of specific categories underlying certain expense captions on the income statement. ASU 2024-03 may be adopted prospectively or retrospectively and is effective for annual reporting periods beginning after December 15, 2026, with early adoption permitted.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2025, pursuant to Rule 15d-15(e) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2025, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarters that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the six months ended June 30, 2025, none of our directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading agreement,” as such term is defined in Item 408(a) of Regulation S-K.

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

ALCHEMY INVESTMENTS ACQUISITION CORP 1

August 27, 2025	By:	/s/ Mattia Tomba
Name: Mattia Tomba
Title: Co-Chief Executive Officer

August 27, 2025	By:	/s/ Harshana Sidath Jayaweera
Name: Harshana Sidath Jayaweera
Title: Chief Financial Officer