Form 10-Q
period 2025-09-30
Alchemy Investments Acquisition Corp 1
filed 2025-11-18
CIK 1901336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 17, 2025, there were 4,208,042 of the registrant’s Class A ordinary shares, par value $0.0001 per share, and 1 of the registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

Part I – Financial Information

Item 1. Condensed Consolidated Financial Statements

ALCHEMY INVESTMENTS ACQUISITION CORP 1

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2025	December 31, 2024
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$319,258	$181,174
Prepaid expenses - current	42,195	65,446
Total current assets	361,453	246,620
Investments held in Trust Account(2)	8,662,826	11,851,808
Organization costs	367	—
Total Assets	$9,024,646	$12,098,428

Liabilities, Redeemable Class A Ordinary Shares and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$779,785	$722,599
Accrued expenses	778,642	352,061
Accrued expenses - related party	23,082	197,225
Accrued interest expenses - related party	119,553	27,972
Promissory note - related party	1,710,000	530,000
Total current liabilities	3,411,062	1,829,857
Deferred underwriting fee payable	5,175,000	5,175,000
Total Liabilities	8,586,062	7,004,857

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value, 737,543 and 1,061,963 at redemption value of $11.61, and $10.98 as of September 30, 2025, and December 31, 2024, respectively(2) (3)	8,562,825	11,661,807

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; 3,470,499 shares issued and outstanding (excluding 737,543 and 1,061,963 shares subject to possible redemption as of September 30, 2025 and December 31, 2024, respectively) as of September 30, 2025 and December 31, 2024, respectively (1) (2) (3)	348	348
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 1 share issued and outstanding as of September 30, 2025 and December 31, 2024, respectively (1)	—	—
Common stock, $0.0001 par value, 1,000 shares and 0 shares authorized; 1 share and 0 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	1,000	—
Stock subscription receivable	(1,000)	—
Accumulated deficit	(8,124,589)	(6,568,584)
Total Shareholders’ Deficit	(8,124,241)	(6,568,236)
Total Liabilities, Redeemable Class A Ordinary Shares and Shareholders’ Deficit	$9,024,646	$12,098,428
(1)	On October 22, 2024, the Company issued an aggregate of 2,874,999 shares of its Class A ordinary shares, par value $0.0001 per share to Sponsor, and the holder of the Company’s Class B ordinary shares, par value $0.0001 per share, upon the conversion of an equal number of Class B Shares. The Class A Shares issued in connection with the Conversion are subject to the same restrictions as applied to the Class B Shares before the Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination as described in the prospectus for our initial public offering. Following the Conversion, there are 14,970,499 Class A Shares and one Class B Share issued and outstanding.
(2)	On November 7, 2024, 10,438,037 Class A ordinary shares were redeemed, leaving 4,532,462 Class A Shares, which includes the 2,874,999 Class A Shares that were issued in exchange for the Class B Shares on October 22, 2024, and one Class B Share. As a result, $114,357,720 (or $10.95 per share) was removed from the Company’s trust account to pay such holders, without taking into account additional allocation of payments to cover any tax obligation of the Company since that date. After the redemptions, $11,851,808 remained in the Company’s trust account.
(3)	On September 11, 2025, 324,420 Class A ordinary shares were redeemed, leaving 4,208,042 Class A shares. As a result, $3,791,334 (or approximately $11.68 per share) was removed from the Company’s trust account to pay such redeeming shareholders, without taking into account additional allocation of payments to cover any tax obligation of the Company since that date. After redemptions, approximately $8,619,296 will remain in the Company’s trust account.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALCHEMY INVESTMENTS ACQUISITION CORP 1

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months	Three Months	Nine Months	Nine Months
	Ended September 30,	Ended September 30,	Ended September 30,	Ended September 30,
	2025	2024	2025	2024
Operating and formation costs	$428,114	$158,154	$1,150,604	$601,170
Loss from operations	(428,114)	(158,154)	(1,150,604)	(601,170)

Other income (expense):
Gain on investments held in Trust Account	119,784	1,609,935	370,226	4,775,370
Dividend income	1,514	4,288	8,309	9,439
Interest expense - related party	(35,081)	—	(91,581)	—
Total other income (expense)	86,217	1,614,223	286,954	4,784,809
Net (loss) income	$(341,897)	$1,456,069	$(863,650)	$4,183,639

Basic and diluted weighted average shares outstanding, Class A ordinary shares- redeemable(1) (2) (3)	994,227	11,500,000	1,039,301	11,500,000
Basic and diluted net income per share, Class A ordinary shares-redeemable	$(0.08)	$0.10	$(0.19)	$0.28
Basic and diluted weighted average shares outstanding, Class A ordinary shares-non redeemable(1)	3,470,499	595,500	3,470,499	595,500
Basic and diluted net income per share, Class A ordinary shares-non-redeemable	$(0.08)	$0.10	$(0.19)	$0.28
Basic and diluted weighted average shares outstanding, Class B ordinary shares-non-redeemable(1)	1	2,875,000	1	2,875,000
Basic and diluted net income per share, Class B ordinary shares-non-redeemable	$(0.08)	$0.10	$(0.19)	$0.28
(1)	On October 22, 2024, the Company issued an aggregate of 2,874,999 shares of its Class A ordinary shares, par value $0.0001 per share to Sponsor, and the holder of the Company’s Class B ordinary shares, par value $0.0001 per share, upon the conversion of an equal number of Class B Shares. The Class A Shares issued in connection with the Conversion are subject to the same restrictions as applied to the Class B Shares before the Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination as described in the prospectus for our initial public offering. Following the Conversion, there are 14,970,499 Class A Shares and one Class B Share issued and outstanding.
(2)	On November 7, 2024, 10,438,037 Class A ordinary shares were redeemed, leaving 4,532,462 Class A Shares, which includes the 2,874,999 Class A Shares that were issued in exchange for the Class B Shares on October 22, 2024, and one Class B Share. As a result, $114,357,720 (or $10.95 per share) was removed from the Company’s trust account to pay such holders, without taking into account additional allocation of payments to cover any tax obligation of the Company since that date. After the redemptions, $11,851,808 remained in the Company’s trust account.
(3)	On September 11, 2025, 324,420 Class A ordinary shares were redeemed, leaving 4,208,042 Class A shares. As a result, $3,791,334 (or approximately $11.68 per share) was removed from the Company’s trust account to pay such redeeming shareholders, without taking into account additional allocation of payments to cover any tax obligation of the Company since that date. After redemptions, approximately $8,619,296 will remain in the Company’s trust account.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALCHEMY INVESTMENTS ACQUISITION CORP 1

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

Three and Nine Months Ended September 30, 2025
							Additional			Total
	Class A Ordinary Shares		Class B Ordinary Shares		Common Stock		Paid-in	Subscription	Accumulated	Shareholders
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance at January 1, 2025	3,470,499	$348	1	$—	—	$—	$—	$—	$(6,568,584)	$(6,568,236)
Remeasurement of redeemable Class A ordinary shares to redemption amount	—	—	—	—	—	—	—	—	(274,408)	(274,408)
Net loss	—	—	—	—	—	—	—	—	(301,497)	(301,497)
Balance at March 31, 2025	3,470,499	$348	1	$—	—	$—	$—	$—	$(7,144,489)	$(7,144,141)
Remeasurement of redeemable Class A ordinary shares to redemption amount	—	—	—	—	—	—	—	—	(216,034)	(216,034)
Net loss	—	—	—	—	—	—	—	—	(220,257)	(220,257)
Balance at June 30, 2025	3,470,499	$348	1	$—	—	$—	$—	$—	$(7,580,780)	$(7,580,432)
Remeasurement of redeemable Class A ordinary shares to redemption amount	—	—	—	—	—	—	—	—	(201,912)	(201,912)
Common shares subscribed	—	—	—	—	1	—	1,000	(1,000)	—	—
Net loss	—	—	—	—	—	—	—	—	(341,897)	(341,897)
Balance at September 30, 2025	3,470,499	$348	1	$—	1	$—	$1,000	$(1,000)	$(8,124,589)	$(8,124,241)

Three and Nine Months Ended September 30, 2024
					Additional		Total
	Class A Ordinary Shares		Class B Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at January 1, 2024	595,500	$60	2,875,000	$288	$—	$(5,361,185)	$(5,360,837)
Remeasurement of redeemable Class A ordinary shares to redemption amount	—	—	—	—	—	(1,573,981)	(1,573,981)
Net income	—	—	—	—	—	1,413,829	1,413,829
Balance at March 31, 2024	595,500	$60	2,875,000	$288	$—	$(5,521,337)	$(5,520,989)
Remeasurement of redeemable Class A ordinary shares to redemption amount	—	—	—	—	—	(1,591,454)	(1,591,454)
Net income	—	—	—	—	—	1,313,741	1,313,741
Balance at June 30, 2024	595,500	$60	2,875,000	$288	$—	$(5,799,050)	$(5,798,702)
Remeasurement of redeemable Class A ordinary shares to redemption amount	—	—	—	—	—	(1,609,935)	(1,609,935)
Net income	—	—	—	—	—	1,456,069	1,456,069
Balance at September 30, 2024	595,500	$60	2,875,000	$288	—	$(5,952,916)	$(5,952,568)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALCHEMY INVESTMENTS ACQUISITION CORP 1

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months	Nine Months
	Ended September 30,	Ended September 30,
	2025	2024
Cash Flows from Operating Activities:
Net (loss) income	$(863,650)	$4,183,639
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on investments held in trust account	(370,226)	(4,775,370)
Changes in operating assets and liabilities:
Organization costs	(367)	—
Security deposit held in trust account for extension	(232,126)	—
Prepaid expenses - current	23,251	58,410
Prepaid expenses - non-current	—	57,726
Accounts payable	57,186	(72,459)
Accrued expenses	426,578	(42,418)
Accrued interest expenses - related party	91,581	—
Accrued expenses - related party	(174,143)	90,368
Net cash used in operating activities	(1,041,916)	(500,104)

Cash Flows from Investing Activities:
Cash redemption from Trust Account	3,791,334	—

Cash Flows from Financing Activities:
Redemption of Class A ordinary shares	(3,791,334)	—
Proceeds from promissory notes, related party	1,180,000	530,000
Net cash used in financing activities	(2,611,334)	530,000

Net Change in Cash and Cash Equivalents	138,084	29,896
Cash and cash equivalents - Beginning of period	181,174	309,742
Cash and Cash Equivalents - End of period	$319,258	$339,638

Supplemental disclosure of noncash financing activities:
Subsequent remeasurement of redeemable Class A ordinary shares subject to redemption amount	$692,354	$4,775,370

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025

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

The Company has two wholly owned subsidiaries, Alchemy Acquisition Holdings, Inc. (the “PubCo”), a Delaware corporation, formed on June 11, 2025, and Alchemy Merger Sub, LLC (the “NewCo”), a Delaware limited liability company, formed as a wholly owned subsidiary of PubCo on June 10, 2025. On July 1, 2025, the Company subscribed for 1,000 shares in PubCo and indirectly owned NewCo. The only activity Pubco had during the period ended September 30, 2025 was the accrual of organization costs, and the NewCo was inactive.

As of September 30, 2025, the Company had not commenced any operations. All activity from October 27, 2021 (inception) through September 30, 2025 relates to the Company’s formation and initial public offering (“Initial Public Offering”), and subsequent pursuit of a target company to affect a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of investment income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025

(UNAUDITED)

Transaction costs related to the issuances described above amounted to $9,088,588, consisting of $2,300,000 of cash underwriting fees, $5,175,000 of deferred underwriting fees and $1,613,588 of other offering costs. In addition, on September 30, 2025, $319,258 of cash and cash equivalents were held outside of the Trust Account and is available for working capital purposes.

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

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025

(UNAUDITED)

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

Proposed Business Combination

On August 22, 2025, Alchemy Investments Acquisition Corp 1, a Cayman Islands exempted company limited by shares (“ALCY” or “Parent”), entered into a business combination agreement (as it may be amended and/or restated from time to time, the “Business Combination Agreement”), by and among Alchemy Acquisition Holdings, Inc., a Delaware corporation and wholly-owned subsidiary of the ALCY (“Pubco”), Alchemy Merger Sub, LLC, a Delaware limited liability company and wholly-owned subsidiary of Pubco

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025

(UNAUDITED)

(“Newco”), Cartiga, LLC, a Delaware limited liability company (the “Company” or “Cartiga”), and Halle Benett, as the representative (the “Sellers’ Representative”) of holders of the Company’s securities (the “Sellers”, and collectively, with ALCY, Pubco, Newco and Cartiga, referred to as the “Parties”).

The Business Combination Agreement was unanimously approved by all of the Parent’s disinterested directors on August 19, 2025. Pursuant to the Business Combination Agreement, (a) the Parent will domesticate from the Cayman Islands to Delaware by merging with and into the Pubco with the Pubco surviving the merger and changing its name to Cartiga Holdings, Inc. (the “Domestication”), (b) after the Domestication, Newco will merge with and into the Company with the Company surviving the merger (hereinafter referred to as “OpCo”) and continue its existence under the Delaware Limited Liability Company Act, and OpCo becoming a wholly-owned subsidiary of Pubco (the “Merger”), and (c) the existing limited liability company agreement of OpCo will be amended and restated to, among other things, make Pubco the sole managing member of OpCo. The Merger and the other transactions contemplated by the Agreement are collectively referred to as the “Business Combination”, and as a result of the Business Combination, Pubco will be the publicly traded reporting company in an “Up-C” structure, with two classes of common stock, changing its name to “Cartiga Holdings, Inc.” and sometimes referred to herein as “New Cartiga.”

The proposed transaction is expected to close in the first quarter of 2026, following the receipt of the required approval by the Company’s shareholders and the fulfillment of customary closing conditions.

Following the time of the closing (the “Closing,” and the date on which the Closing occurs, the “Closing Date”) of the Business Combination, the combined company will be organized in an umbrella partnership C corporation (“Up-C”) structure, in which substantially all of the assets and the business of the combined company will be held by Cartiga. The combined company’s business will continue to operate through Cartiga and its subsidiaries. In connection with the Closing, Pubco will change its name to “Cartiga Holdings, Inc”. This organizational structure will allow the holders of limited liability company equity interests of Cartiga to retain their equity ownership in Cartiga, an entity that is classified as a partnership for U.S. federal income tax purposes, in the form of post-merger OpCo Units. Those investors who, prior to the Business Combination, held ALCY Class A Ordinary Shares or ALCY Class B Ordinary Shares will, by contrast, hold their equity ownership in Pubco, which is a domestic corporation for U.S. federal income tax purposes.

In connection with the Domestication, (i) every outstanding ALCY Class A Ordinary Share, ALCY Class B Ordinary Share, ALCY Preference Share, ALCY Unit and ALCY Warrant shall convert to an equal number of shares of Pubco Class A Common Stock, shares of Pubco Class B Common Stock, shares of Pubco Preferred Stock, Pubco Units and Pubco Warrants, respectively, then, (ii) after giving effect to redemptions occurring in connection with the Business Combination, each ALCY Class A Ordinary Share will convert automatically, on a one-for-one basis, into one share of Class A common stock, par value $0.0001 per share, of Pubco (each a share of “Pubco Class A Common Stock”); (iii) each then issued and outstanding warrant of ALCY will become exercisable for one share of Pubco Class A Common Stock (“Pubco Warrant”), pursuant to the Warrant Agreement, dated as of May 4, 2023, by and between ALCY and Continental Stock Transfer & Trust Company, as warrant agent, and (iv) each then issued and outstanding ALCY Unit shall separate and convert automatically into one share of Pubco Class A Common Stock, and one-half of one Pubco Warrant.

Following the Domestication of ALCY to the State of Delaware, Newco will merge with and into Cartiga, with Cartiga surviving the Merger in accordance with the terms and subject to the conditions of the Business Combination Agreement. Following the Merger, the separate limited liability company existence of Newco shall cease, and Cartiga shall continue as the OpCo.

Under the Business Combination Agreement, Pubco has agreed to acquire all of the limited liability equity interests (the Company Equity Interests) of the Company for $540,000,000 (the “Equity Value”), comprised of the Merger Consideration (as defined below). “Merger Consideration” means a number of units of equity interests in OpCo (“OpCo Units”) and shares of Class B voting non-economic common stock (“Class B Common Stock”) in Pubco, in each case equal to (a) the quotient obtained by dividing (a) the Equity Value by (b) $10.00 multiplied by (i) the number of Company Equity Interests owned by each Seller as of the Closing, divided by (ii) the total number of issued and outstanding Company Equity Interests as of the Closing.

ALCY shall complete the Domestication prior to the effective time of the Merger (the “Effective Time”). At the Effective Time, by virtue of the Merger and without any further action on the part of any party to the Business Combination Agreement or otherwise, each Company Equity Interest issued and outstanding immediately prior to the Effective Time shall be canceled and automatically converted

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025

(UNAUDITED)

into each Seller’s right to receive their respective Merger Consideration. As of the Effective Time, all Company Equity Interests shall thereafter cease to have any rights with respect thereto, except the right to receive the foregoing consideration. The units of equity interests of Newco that are issued and outstanding immediately prior to the Effective Time will, by virtue of the Merger and without further action on the part of ALCY, be converted into an aggregate number of OpCo Units equal to the number of shares of Pubco Class A Common Stock and Pubco Class B Common Stock issued and outstanding immediately prior to the Effective Time. Each share of the Pubco Class B Common Stock that is issued and outstanding immediately prior to the Effective Time shall be automatically converted into one (1) share of Pubco Class A Common Stock. No certificates or scrip representing fractional ALCY Ordinary Shares will be issued pursuant to the Business Combination.

Immediately following the closing, New Cartiga’s board of directors will consist of no more than seven (7) directors, of which the Company has the right to designate six (6) directors and Alchemy DeepTech Capital, LLC has the right to designate one (1) director. At the Closing, all of the respective officers of ALCY and Pubco shall resign and the following individuals, which may be the same officers as those of the Company, are expected to be appointed as the officers of New Cartiga: Samuel Wathen, President and Chief Executive Officer; Michael Bogansky, Executive Vice President, Chief Financial Officer; James Brady, Executive Vice President, Head of Commercial Funding; and Ryan Melcher, Executive Vice President, General Counsel & Corporate Secretary.

ALCY will prepare and file with the Securities and Exchange Commission (the “SEC”) a Registration Statement on Form S-4, that will include a preliminary proxy statement/prospectus, and when available, a definitive proxy statement and final prospectus, and call an extraordinary general meeting of the holders of ALCY Ordinary Shares to vote at the meeting (the “Extraordinary Meeting”). The approval of the post-Closing organizational documents and the Domestication require a special resolution under Cayman Islands law, being the affirmative vote of a majority of not less than two-thirds of the votes cast by the ALCY Ordinary Shares, represented in person or by proxy and entitled to vote thereon at the extraordinary general meeting. The affirmative vote of a simple majority of the votes cast by holders of ALCY Ordinary Shares, represented in person or by proxy and entitled to vote thereon at the Extraordinary Meeting is required to approve the Business Combination Agreement, the Business Combination and certain other actions related thereto as provided in the Companies Act, the Current Charter and applicable listing rules of The Nasdaq Stock Market LLC (“Nasdaq”).

ALCY, Pubco, Newco and the Company have made customary representations, warranties and covenants in the Business Combination Agreement, including, among other things, covenants with respect to the conduct of the business of ALCY and the Company prior to the closing of the Business Combination. The Parties have also agreed to customary “no shop” obligations. The representations and warranties of ALCY, Pubco, Newco and the Company will not survive the closing of the Merger.

The Closing of the Business Combination is subject to certain customary conditions of the respective parties, including, among other things, that: (a) the applicable ALCY shareholder and the Company’s member approvals shall have been obtained; (b) there shall have been no Company Material Adverse Effect or Buyer Material Adverse Effect (each as defined in the Business Combination Agreement) since the date of the Business Combination Agreement; (c) the waiting period (or any extension thereof) applicable under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 shall have expired or terminated; (d) the Available Closing Buyer Cash (as defined in the Business Combination Agreement) shall not be less than $40,000,000; (e) Pubco’s initial listing application in connection with the Transactions (as defined in the Business Combination Agreement) shall have been approved by Nasdaq so that immediately following the Merger, New Cartiga satisfies all applicable initial listing requirements of Nasdaq; and (f) each of the parties to the Additional Agreements shall have delivered, or caused to be delivered, duly executed copies of the Ancillary Agreements. “Ancillary Agreements” means the Support and Non-Redemption Agreement, the Support Agreement, the A&R Registration Rights Agreements, the Lock-up Agreements, the OpCo LLCA, the Shareholders’ Agreement, the Tax Receivable Agreement and the Exchange Agreement (each as defined below).

If, at closing, the Available Closing Buyer Cash is less than $40,000,000 and Cartiga elects to waive the minimum cash condition, the Sponsor will be required to forfeit a portion of its shares in the combined company. The number of shares retained by the Sponsor will be determined according to a tiered schedule based on the actual Available Closing Buyer Cash at closing, with the Sponsor retaining fewer shares as the closing cash decreases. For example, if Available Closing Buyer Cash is at least $35,000,000 but less than $40,000,000, the Sponsor will maintain 3,198,875 shares; if less than $5,000,000, the Sponsor will maintain 1,700,000 shares.

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025

(UNAUDITED)

The Business Combination Agreement may be terminated by Pubco or the Company under certain circumstances, including, among others: (a) by mutual written consent of Pubco and the Company; (b) by either Pubco or the Company if the closing of the Business Combination has not occurred on or before May 1, 2026; (c) by either Pubco or the Company if any Governmental Authority (as defined in the Business Combination Agreement) in the United States shall have enacted, issued, promulgated, enforced or entered any injunction, order, decree or ruling (whether temporary, preliminary or permanent) which has become final and nonappealable and has the effect of making consummation of the Transactions, including the Merger, illegal or otherwise preventing or prohibiting consummation of the Transactions, the Merger; (d) by Pubco if the Company shall have failed to obtain the necessary member approvals; (e) by the Company if ALCY shall have failed to obtain the necessary shareholder approval within forty-five (45) days after the Registration Statement becomes effective; (f) by Pubco upon a breach of any representation, warranty, covenant or agreement on the part of the Company set forth in the Business Combination Agreement, or if any representation or warranty of the Company shall have become untrue; provided that Pubco has not waived a Terminating Company Breach (as defined in the Business Combination Agreement) and ALCY, Pubco and Newco are not then in material breach of their representations, warranties, covenants or agreements in the Business Combination Agreement; provided, further, that if such Terminating Company Breach is curable by the Company, Pubco may not terminate the Business Combination Agreement so long as the Company continues to exercise its reasonable efforts to cure such breach, unless such breach is not cured within thirty (30) days after notice of such breach is provided by Pubco to the Company; (g) by the Company upon a breach of any representation, warranty, covenant or agreement on the part of ALCY, Pubco or Newco set forth in the Business Combination Agreement, or if any representation or warranty of ALCY, Pubco or Newco shall have become untrue; provided that the Company has not waived a Terminating Buyer Breach (as defined in the Business Combination Agreement) and the Company are not then in material breach of their representations, warranties, covenants or agreements; provided, further, that, if such Terminating Buyer Breach is curable by ALCY, Pubco and Newco, the Company may not terminate the Business Combination Agreement for so long as ALCY, Pubco and Newco continue to exercise their reasonable efforts to cure such breach, unless such breach is not cured within thirty (30) days after notice of such breach is provided by the Company to Pubco; (h) by the Company if the Closing has not occurred on or before the 45th day after the date on which Registration Statement is declared effective and the Available Closing Buyer Cash condition has not been met; or (i) by the Company, if prior to the receipt of the Company Member Approval, the Company Board authorizes the Company, to the extent permitted by and subject to compliance with the terms of the Business Combination Agreement, to enter into an definitive agreement in connection with a Superior Offer; provided, that the Company shall have paid any required termination fee; and provided further, that in the event of such termination, the Company substantially concurrently enters into such definitive agreement in connection with such Superior Offer.

Support and Non-Redemption Agreement

In connection with the Business Combination Agreement, ALCY, Pubco, certain shareholders of ALCY (“ALCY Securityholders”), the Company and the directors and officers of ALCY entered into a support and non-redemption agreement (the “Support and Non-Redemption Agreement”) providing that, among other things, (a) ALCY Securityholders and the respective directors and officers of each of ALCY and Pubco will vote their equity securities of ALCY in favor of the Parent Proposals (as defined in the Business Combination Agreement), (b) ALCY Securityholders will not exercise their Redemption Rights (as defined in the Business Combination Agreement) and (c) ALCY Securityholders will waive any adjustment to the conversion ratio set forth in the Parent Organizational Documents (as defined in the Business Combination Agreement).

Support Agreement

ALCY, Pubco, the Company, and certain equity holders of the Company (the “Company Securityholders”) entered into a support agreement (the “Support Agreement”) providing that, among other things, such Company Securityholders will vote their equity securities of the Company in favor of the transactions contemplated by the Business Combination Agreement and the Merger.

Lock-Up Agreements

ALCY, Pubco, the Company, and the Sellers entered into Lock-up Agreements (the “Lock-up Agreements”) pursuant to which the Pubco Class B Common Stock and OpCo Units included in the Merger Consideration, as well as any Pubco Class A Common Stock exchanged therefor pursuant to the Exchange Agreement (as defined below) they may hold (together referred to as the “Lock-Up Shares”), shall be subject to a lock-up period commencing on the Closing Date and ending on the earlier of (a) the date that is six (6)

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025

(UNAUDITED)

months after the Closing Date and (b) the date following the Closing Date on which ALCY completes a liquidation, merger, share exchange or other similar transaction that results in all of ALCY’s shareholders having the right to exchange their shares of common stock for cash, securities or other property; provided, however, that the Lock-up Shares will be released from the lock-up if, subsequent to Closing Date, the closing price of Pubco Class A Common Stock equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Closing Date.

Amended and Restated Registration Rights Agreement

In connection with the Closing, ALCY, Pubco (and subsequent to the Business Combination, New Cartiga), the Company, certain shareholders of ALCY (“ALCY Holders”), and certain members of the Company (together with ALCY Holders, the “Holders”) will enter into that certain Amended and Restated Registration Rights Agreement (the “A&R Registration Rights Agreement”) pursuant to which, Pubco will agree to file, within thirty (30) calendar days after the consummation of the Business Combination, a shelf registration statement registering the resale of New Cartiga equity held by the Holders, and will grant to the Holders certain registration rights, including customary piggyback registration rights and demand registration rights, which are subject to customary terms and conditions, including with respect to cooperation and reduction of underwritten shelf takedown provisions (subject to certain lock-up restrictions referenced therein, including those documented in the Lock-up Agreements (as defined above)).

Second Amended and Restated Limited Liability Company Agreement

In connection with the Business Combination, Cartiga will amend and restate its limited liability company agreement by adopting the Second A&R Operating Agreement (the “OpCo LLCA”). The OpCo LLCA will (i) permit the issuance and ownership of the post-Recapitalization equity of Cartiga as contemplated by the Business Combination Agreement and (ii) admit Pubco as the managing member of Cartiga. Melodeon and ASRS will control Pubco immediately after the Closing by virtue of their ownership of Pubco Class B Common Stock.

Tax Receivable Agreement

In connection with the Business Combination, Pubco will enter into a Tax Receivable Agreement (the TRA) with certain Cartiga Members (the “TRA Holders”). OpCo intends to have in effect an election under Section 754 of the Code for each taxable year in which sales and exchanges of OpCo Units in connection with or following the Business Combination (“TRA Exchanges”) occur, which is expected to result in adjustments to the tax basis of the assets of OpCo as a result of such TRA Exchanges. The TRA generally provides for the payment by Pubco to the TRA Holders of 85% of the cash tax benefits, if any, that Pubco realizes (or in certain cases is deemed to realize), calculated using certain simplifying assumptions as a result of (i) tax basis adjustments resulting from TRA Exchanges and (ii) certain other tax benefits related to entering into the TRA, including tax benefits attributable to making payments under the TRA. These current and potential future tax basis adjustments are expected to increase (for tax purposes) the depreciation and amortization deductions available to Pubco and, therefore, may reduce the amount of U.S. federal, state and local tax that Pubco would otherwise be required to pay in the future. The tax basis adjustments upon TRA Exchanges may also decrease gains (or increase losses) on future dispositions of certain assets to the extent tax basis is allocated to those assets. Actual tax benefits realized by Pubco may differ from tax benefits calculated under the TRA as a result of the use of certain assumptions in the TRA, including the use of an assumed state and local income tax rate to calculate tax benefits. The payment obligation under the TRA is an obligation of Pubco and not of OpCo. Pubco will generally retain the benefit of the remaining 15% of these cash tax benefits.

We expect that the payments Pubco will be required to make under the TRA could be substantial. Estimating the amount and timing of Pubco’s realization of tax benefits subject to the TRA is by its nature imprecise. The actual increases in tax basis covered by the TRA, as well as the amount and timing of Pubco’s ability to use any deductions (or decreases in gain or increases in loss) arising from such increases in tax basis, are dependent upon significant future events, including but not limited to the timing of the redemptions of OpCo Units, the price of the Pubco Class A Common Stock at the time of a TRA Exchange, the extent to which such redemptions are taxable transactions, the depreciation and amortization periods that apply to the increase in tax basis, the amount, character, and timing of taxable income Pubco generates in the future, the U.S. federal income tax rate then applicable, and the portion of Pubco’s payments under the TRA that constitute imputed interest or give rise to depreciable or amortizable tax basis. Accordingly, estimating the amount and timing

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025

(UNAUDITED)

of payments that may become due under the TRA is also by its nature imprecise. For purposes of the TRA, net cash savings in tax generally will be calculated by comparing Pubco’s actual tax liability (determined by using the actual applicable U.S. federal income tax rate and an assumed combined state and local income tax rate) to the amount Pubco would have been required to pay had it not been able to utilize any of the tax benefits subject to the TRA. Thus, the amount and timing of any payments under the TRA are also dependent upon significant future events, including those noted above in respect of estimating the amount and timing of Pubco’s realization of tax benefits.

Payments under the TRA will be based on the tax reporting positions Pubco determines, and the Internal Revenue Service (the “IRS”) or another tax authority may challenge all or a part of the existing tax basis, tax basis increases, or other tax attributes subject to the TRA, and a court could sustain such challenge. The parties to the TRA will not reimburse Pubco for any payments previously made if such tax basis or other tax benefits are subsequently disallowed, except that any excess payments made to a party under the TRA will be netted against future payments otherwise to be made under the TRA, if any, after the determination of such excess.

In addition, the TRA provides that if (1) Pubco breaches any of its material obligations under the TRA (including in the event that Pubco is more than three months late making a payment that is due under the TRA, subject to certain exceptions), (2) Pubco is subject to certain bankruptcy, insolvency or similar proceedings, or (3) at any time, Pubco elects an early termination of the TRA, Pubco’s obligations under the TRA (with respect to all OpCo Units, whether or not such OpCo Units have been the subject of a TRA Exchange before or after such transaction) would accelerate and become payable in a lump sum amount equal to the present value of the anticipated future tax benefits calculated based on certain assumptions, including that Pubco would have sufficient taxable income to fully utilize the deductions arising from the tax deductions, tax basis and other tax attributes subject to the TRA.

The TRA also provides that, upon certain changes of control or other significant transactions, in the discretion of each TRA Party, Pubco’s obligations under the TRA may be accelerated and become payable in a lump sum as described above. Such acceleration would be based on certain assumptions, including that Pubco or its successor would have sufficient taxable income to fully utilize the increased tax deductions and tax basis and other benefits covered by the TRA. As a result, upon any acceleration of Pubco’s obligations under the TRA (including upon a change of control), Pubco could be required to make payments under the TRA that are greater than 85% of its actual cash tax savings, which could negatively impact its liquidity. The change of control provisions in the TRA may also result in situations where the TRA Parties have interests that differ from or are in addition to those of other holders of Pubco Class A Common Stock.

Finally, because Pubco is a holding company with no operations of its own, its ability to make payments under the TRA depends on the ability of OpCo to make distributions to it. To the extent that Pubco is unable to make payments under the TRA for any reason, such payments will be deferred and will accrue interest until paid, which could negatively impact Pubco’s results of operations and could also affect its liquidity in periods in which such payments are made.

Exchange Agreement

In connection with the Business Combination, Pubco, OpCo and certain Cartiga Members will enter into an Exchange Agreement (the “Exchange Agreement”). Pursuant to the Exchange Agreement, such Cartiga Members will have the right from time to time, on the terms and conditions contained in the Exchange Agreement, to exchange their OpCo Units and Class B Shares for, at the option of Pubco, shares of Pubco Class A Common Stock or cash.

Shareholders Agreement

In connection with the Business Combination, Pubco, the Company, Melodeon LBS GP, LLC (“Melodeon”) and its affiliated funds, and the Arizona State Retirement System (“ASRS”) will enter into a Shareholders Agreement (the “Shareholders Agreement”). The Shareholders Agreement sets forth the governance and consent rights of Melodeon and ASRS, as well as restrictions on share transfers and other shareholder obligations.

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025

(UNAUDITED)

Under the Shareholders Agreement, Melodeon and ASRS are granted rights to nominate directors to Pubco’s board based on their respective ownership levels. Melodeon may nominate up to three directors, with thresholds at 60%, 40%, and 15% ownership. ASRS may nominate up to two directors, with thresholds at 50% and 25% ownership. If Melodeon and ASRS collectively own at least 75% of Pubco’s outstanding shares, they may jointly nominate one independent director. ASRS is also entitled to representation on board committees, subject to applicable independence and listing standards.

For so long as ASRS beneficially owns at least 25% of Pubco’s outstanding shares, certain corporate actions require the approval of ASRS-nominated directors. These include acquisitions or joint ventures exceeding 9.9% of Pubco’s net asset value, the first underwritten public offering, a sale of Pubco, material divestitures or asset sales exceeding 9.9% of net asset value, certain securities issuances and revenue-sharing agreements, borrowings resulting in a debt-to-equity ratio exceeding 3.5:1, initiation of bankruptcy proceedings, certain tax elections and audit settlements, non-pro rata shareholder distributions, changes to Pubco’s business lines, and increases to the share limits under Pubco’s incentive plan.

Transfers of Pubco shares to affiliates are permitted only if the transferee agrees to be bound by the Shareholders Agreement and becomes a party thereto. The Shareholders Agreement also provides for indemnification by Pubco of the stockholders party thereto, and their affiliates, for liabilities arising from their control or influence over Pubco or actions of their board designees, subject to customary exceptions. The Shareholders Agreement will terminate when neither Melodeon nor ASRS retains board nomination rights under its terms.

Going Concern and Liquidity

As of September 30, 2025, the Company had $319,258 in cash and cash equivalents held outside of the Trust Account and a working capital deficit of $3,049,242. The Company has incurred and expects to continue to incur significant costs in pursuit of the Company’s financing and acquisition plans. The Company anticipates that the cash held outside of the Trust Account as of September 30, 2025 will not be sufficient to allow the Company to operate for at least one year from the date these unaudited condensed consolidated financial statements are issued, and therefore substantial doubt about the Company’s ability to continue as a going concern exists. Management plans to address this uncertainty with the successful closing of a Business Combination. The Company had until November 9, 2024 to consummate a Business Combination. If a Business Combination was not consummated by November 9, 2024, there would be a mandatory liquidation and subsequent dissolution of the Company. The Company was in the process of identifying a potential company for an initial Business Combination but required additional time.

An Annual Meeting was held on October 31, 2024, where the shareholders of the Company approved amending the Company’s Articles of Association as a special resolution, giving the Company the right to extend from November 9, 2024 for an additional three months until February 9, 2025, and thereafter on a month-to-month basis, as determined by the Directors in their sole discretion, until September 9, 2025.

Under similar circumstances, on September 4, 2025, the Company held the Annual Meeting and the shareholders of the Company approved the amending the Company’s Articles of Association as a special resolution, giving the company the right to extend the date by which it has to complete a business combination on a month-to-month basis, as determined by the Directors in their sole discretion, until September 9, 2026, (the “Extended Date”) by placing into the trust account at Continental Stock & Transfer Company, the lesser of $30,000 or $0.03 per non-redeemed public Class A ordinary share per month (which amount came to $22,126.29), until September 9, 2026 – the date by which, if the Company has not consummated its initial Business Combination, the Company must liquidate and dissolve.

There can be no assurance that the Company will be able to consummate any Business Combination by the Extended Date. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

On November 5, 2024, the Company made a deposit of $90,000 into the trust account as required for the three-month extension until February 9, 2025. The Company continued to deposit an additional $232,126 through September 2025, and will continue to deposit the lesser of $30,000 or $0.03 per non- redeemed public Class A ordinary share each month until the expiration of the extension in

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025

(UNAUDITED)

September 9, 2026. As of September 30, 2025 and December 31, 2024, investments held in the Trust Account included $322,126 and $90,000, respectively, for amounts held for extension.

Risks and Uncertainties

As a result of the military action by the Russian Federation and Belarus in the country of Ukraine and related economic sanctions, the armed conflict in Israel and the Gaza Strip, and the international trade policies in the U.S. and elsewhere, including tariffs and other barriers, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. Further, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy, the tariffs, and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable. These unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The interim results for the nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

Principles of Consolidation

The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All transactions and balances among the Company and its subsidiaries have been eliminated upon consolidation.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025

(UNAUDITED)

not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of expenses and disclosure of contingent assets and liabilities during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2025 and December 31, 2024, cash equivalents included $319,258 and $181,174, respectively, for amounts invested in a treasury liquidity fund.

Investments Held in Trust Account

As of September 30, 2025, the assets held in the Trust Account were held in money market funds, which were invested in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Such trading securities are presented on the unaudited condensed balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in Gain on investments held in Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. The Company had $8,662,826 and $11,851,808 in investments held in the Trust Account which included $322,126 and $90,000 required deposit for extension as of September 30, 2025 and December 31, 2024, respectively.

Prepaid Expenses - Current

As of September 30, 2025 and December 31, 2024, prepaid expenses - current of $42,195 and $65,446 consist primarily of premiums for directors and officers’ liability insurance, which will be amortized over the agreement terms of three months and two-years, respectively.

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

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025

(UNAUDITED)

reporting period. Increases or decreases in the carrying amount of redeemable shares are affected by charges against additional paid-in capital, if any, and accumulated deficit.

As of September 30, 2025, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheet are reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Warrants	(345,000)
Issuance costs allocated to Class A ordinary shares	(8,982,094)
Redemption of Class A ordinary shares	(118,149,054)
Plus:
Remeasurement of carrying value to redemption value	21,038,973
Class A ordinary shares subject to possible redemption	$8,562,825

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

Income Taxes

The Company accounts for income taxes under ASC Topic 740, Income Taxes, which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2025 and December 31, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands, Italy or the United States. As such, the

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025

(UNAUDITED)

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

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	Three Months Ended			Three Months Ended			Nine Months Ended			Nine Months Ended
	September 30, 2025			September 30, 2024			September 30, 2025			September 30, 2024
		Class A-	Class B-		Class A-	Class B-		Class A-	Class B-		Class A-	Class B-
	Class A-	non-	non-	Class A-	non-	non-	Class A-	non-	non-	Class A-	non-	non-
	redeemable	redeemable	redeemable	redeemable	redeemable	redeemable	redeemable	redeemable	redeemable	redeemable	redeemable	redeemable
Basic and diluted net income per ordinary share:
Numerator:
Net (loss) income	$(76,135)	$(265,762)	$—	$1,118,519	$57,920	$279,630	$(199,032)	$(664,618)	$—	$3,213,777	$166,418	$803,444

Denominator:
Basic and diluted weighted average shares outstanding	994,227	3,470,499	1	11,500,000	595,500	2,875,000	1,039,301	3,470,499	1	11,500,000	595,500	2,875,000
Basic and diluted net income per share	$(0.08)	$(0.08)	$(0.08)	$0.10	$0.10	$0.10	$(0.19)	$(0.19)	$(0.19)	$0.28	$0.28	$0.28

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

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025

(UNAUDITED)

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

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025

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

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025

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

Promissory Notes - Related Party

On June 24, 2024 and November 20, 2024, the Sponsor agreed to loan the Company an aggregate of up to $530,000 and $600,000, respectively, to cover expenses related to the Initial Public Offering pursuant to a promissory note, as amended (the “Promissory Notes”). These loans bear ten (10%) percent interest per annum and are payable on the consummation of the Company’s initial merger, stock exchange, asset acquisition, stock purchase, recapitalization, reorganization, or similar business combination with one or more businesses or entities (a “Business Combination”). If a Business Combination is not consummated, the Notes will be repaid solely to the extent that the Maker has funds available to it outside of its trust account established in connection with its initial public offering of its securities, and that all other amounts will be contributed to capital, forfeited, eliminated, or otherwise forgiven or eliminated. On July 24, 2025 and August 25, 2025, the Sponsor agreed to loan the Company another $130,000 and $450,000 respectively, with the same loan terms as the June 24, 2024 promissory note. The outstanding balance under the Promissory Notes were $1,710,000 and $530,000 as of September 30, 2025 and December 31, 2024, respectively.

As of September 30, 2025 and December 31, 2024, we had $119,553 and $27,972 of related party accrued interest expenses.

Administrative Support Agreement

The Company entered into an agreement commencing on May 4, 2023 through the earlier of the consummation of a Business Combination or the Company’s liquidation, to pay Alchemy Investment Management LLC, an affiliate of the Sponsor, a monthly fee of $10,000 for secretarial and administrative services. As of September 30, 2025 and December 31, 2024, there were $17,097 and $197,087 in accrued expenses - related party for expenses incurred under this agreement, respectively.

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

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025

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

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 479,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2025 and December 31, 2024, there were 4,208,042 and 4,532,462 Class A ordinary shares issued and outstanding, including 737,543 and 1,061,963 Class A ordinary shares subject to possible redemption and classified as temporary equity, respectively. The remaining 3,470,499 shares are classified as permanent equity and are comprised of the Private Placement Shares.

Class B ordinary shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each share. As of September 30, 2025 and December 31, 2024, there was 1 Class B Ordinary Share issued and outstanding.

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

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025

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

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025

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

The Company accounts for the 5,750,000 Public Warrants issued in connection with the Initial Public Offering in accordance with the guidance contained in ASC 815-40. Such guidance provides that the warrants described above are not precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity. As of September 30, 2025 and December 31, 2024, there were 5,750,000 Public Warrants outstanding.

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Amount at Fair
Description	Value	Level 1	Level 2	Level 3
September 30, 2025 (Unaudited)
Assets
Investments held in Trust Account:
U.S. Treasury Securities	$8,662,826	$8,662,826	$—	$—

	Amount at Fair
Description	Value	Level 1	Level 2	Level 3
December 31, 2024
Assets
Investments held in Trust Account:
U.S. Treasury Securities	$11,851,808	$11,851,808	$—	$—

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025

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

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September	September	September	September
	30, 2025	30, 2024	30, 2025	30, 2024
Operating and formation costs	$428,114	$158,154	$1,150,604	$601,170
Gain on investments held in Trust Account	$119,784	$1,609,935	$370,226	$4,775,370

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

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the unaudited condensed balance sheet date up to the date that the unaudited condensed consolidated financial statements were issued. Based upon this review, other than below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Alchemy Investments Acquisition Corp 1. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Alchemy DeepTech Capital LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Proposed Business Combination

On August 22, 2025, Alchemy Investments Acquisition Corp 1, a Cayman Islands exempted company limited by shares (“ALCY”), entered into a business combination agreement, by and among Alchemy Acquisition Holdings, Inc., a Delaware corporation and wholly-owned subsidiary of the ALCY (“Pubco”), Alchemy Merger Sub, LLC, a Delaware limited liability company and wholly-owned subsidiary of Pubco, Cartiga, LLC, a Delaware limited liability company (“Cartiga”), and Halle Benett, as the representative of holders of Cartiga’s securities, as further described in Note 1 to the financial statement included in this Quarterly Report on Form 10-Q. The proposed transaction is expected to close in the first quarter of 2026, following the receipt of the required approval by the Company’s shareholders and the fulfillment of customary closing conditions.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the nine months ended September 30, 2025 were financing activities, organizational activities, those necessary to prepare for our Initial Public Offering, described below, and those related to the search for a potential business combination target. We do not expect to generate any operating revenues until after the completion of our initial business combination. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2025, we had a net loss of $341,897, which resulted from operating costs of $428,114, offset by a gain on investments held in the Trust Account $119,784, dividend income of $1,514 and related party interest expense of $35,081.

For the three months ended September 30, 2024, we had net income of $1,456,069, which resulted from operating costs of $158,154, offset by a gain on investments held in the Trust Account of $1,609,935, and dividend income of $4,288.

For the nine months ended September 30, 2025, we had net loss of $863,650, which resulted from operating costs of $1,150,604, offset by a gain on investments held in the Trust Account of $370,226, dividend income of $8,309 and related party interest expense of $91,581.

For the nine months ended September 30, 2024, we had net income of $4,183,639, which resulted from operating costs of $601,170, offset by a gain on investments held in the Trust Account of $4,775,370, and dividend income of $9,439.

Liquidity, Capital Resources and Going Concern

For the nine months ended September 30, 2025, net cash used in operating activities was $1,041,916, which was due to our net loss of $863,650, offset by a gain on investments held in the Trust Account of $370,226 and changes in working capital of $191,960.

For the nine months ended September 30, 2024, net cash used in operating activities was $500,104, which was due to our net income of $4,183,639, offset by a gain on investments held in the Trust Account of $4,775,370 and changes in working capital of $91,627.

There were no cash flows from investing activities for the nine months ended September 30, 2025 and 2024.

For the nine months ended September 30, 2025, net cash provided by financing activities was $1,180,000, which was due to the proceeds from the promissory note, related party.

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

Following the closing of the Initial Public Offering on May 9, 2023, an amount of $116,725,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Shares was placed in a trust account (the “Trust Account”)

As of September 30, 2025, the Company had $319,258 in cash and cash equivalents held outside of the Trust Account and a working capital deficit of $3,049,242.

The Company has incurred and expects to continue to incur significant costs in pursuit of the Company’s financing and acquisition plans. The Company anticipates that the cash held outside of the Trust Account as of September 30, 2025 will not be sufficient to allow the Company to operate for at least one year from the date these unaudited condensed consolidated financial statements are issued, and therefore substantial doubt about the Company’s ability to continue as a going concern exists. Management plans to address this uncertainty with the successful closing of a Business Combination. The Company had until November 9, 2024 to consummate a Business Combination. If a Business Combination was not consummated by November 9, 2024, there would be a mandatory liquidation and subsequent dissolution of the Company. The Company was in the process of identifying a potential company for an initial Business Combination but required additional time. An Annual Meeting was held on October 31, 2024 and the shareholders of the Company approved amending the Company’s Articles of Association as a special resolution, giving the Company the right to extend from November 9, 2024 (the “Current Termination Date”) for an additional three months until February 9, 2025, and thereafter on a month-to-month basis, as determined by the Directors in their sole discretion, until September 9, 2025.

Under similar circumstances, on September 4, 2025, the Company held the Annual Meeting and the shareholders of the Company approved the amending the Company’s Articles of Association as a special resolution, giving the company the right to extend the date by which it has to complete a business combination on a month-to-month basis, as determined by the Directors in their sole discretion, until September 9, 2026, (the “Extended Date”) by placing into the trust account at Continental Stock & Transfer Company, the lesser of $30,000 or $0.03 per non-redeemed public Class A ordinary share per month (which amount came to $22,126.29), until September 9, 2026 – the date by which, if the Company has not consummated its initial Business Combination, the Company must liquidate and dissolve.

There can be no assurance that the Company will be able to consummate any Business Combination by the Extended Date. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

On November 5, 2024, the Company made a deposit of $90,000 into the trust account as required for the three-month extension until February 9, 2025. The Company continued to deposit an additional $232,126 through September 2025, and will continue to deposit the lesser of $30,000 or $0.03 per non-redeemed public Class A ordinary share each month until the expiration of the extension in September 9, 2026. As of September 30, 2025 and December 31, 2024, investments held in the Trust Account included $322,126 and $90,000, respectively, for amounts held for extension.

Contractual Obligations

There are both $5,175,000 of deferred underwriting fees, as well as an aggregate of up to $1,710,000 in promissory notes due upon the completion of the Company’s business combination.

Off Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of September 30, 2025.

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

Critical Accounting Policies and Estimates

The preparation of unaudited condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates.

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

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the unaudited condensed consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2025, pursuant to Rule 15d-15(e) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2025, our disclosure controls and procedures were effective.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the nine months ended September 30, 2025, none of our directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading agreement,” as such term is defined in Item 408(a) of Regulation S-K.

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

ALCHEMY INVESTMENTS ACQUISITION CORP 1

November 18, 2025	By:	/s/ Mattia Tomba
Name: Mattia Tomba
Title: Co-Chief Executive Officer

November 18, 2025	By:	/s/ Harshana Sidath Jayaweera
Name: Harshana Sidath Jayaweera
Title: Chief Financial Officer