Form 10-K
period 2025-12-31
Alchemy Investments Acquisition Corp 1
filed 2026-04-09
CIK 1901336

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

At June 30, 2025, the aggregate market value of the registrant’s voting and non-voting ordinary shares held by non-affiliates was $12.4 million.

As of April 8, 2026, there were 4,208,042 of the registrant’s Class A ordinary shares, par value $0.0001 per share, and 1 of the registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

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

Proposed Business Combination with Cartiga

On August 22, 2025, we entered into a Business Combination Agreement with Cartiga, LLC (“Cartiga”) and related parties pursuant to which, among other things, we would (i) domesticate from the Cayman Islands to Delaware and (ii) complete a business combination with Cartiga (the “Business Combination”). We expect to file and/or have filed a registration statement on Form S-4 in connection with the Business Combination and to seek shareholder approval of the related proposals. There can be no assurance that the Business Combination will be consummated on the terms currently contemplated or at all.

On September 4, 2025, the ALCY held the Annual Meeting and the shareholders of the Company approved the amending the Company’s Articles of Association as a special resolution, giving the company the right to extend the date by which it has to complete a business combination on a month-to-month basis, as determined by the Directors in their sole discretion, until September 9, 2026, (the “Extended Date”) by placing into the trust account at Continental Stock & Transfer Company, the lesser of $30,000 or $0.03 per non-redeemed public Class A ordinary share per month (which amount came to $22,126.29), until September 9, 2026 – the date by which, if ALCY has not consummated its initial Business Combination, ALCY must liquidate and dissolve.

On September 11, 2025, 324,420 Class A ordinary shares were redeemed, leaving 4,208,042 Class A shares. As a result, $3,791,334 (or approximately $11.68 per share) was removed from the ALCY’s trust account to pay such redeeming shareholders, without taking into account additional allocation of payments to cover any tax obligation of ALCY since that date. After redemptions, approximately $8,619,296 will remain in the Company’s trust account.

On October 31, 2024 ALCY held the annual general meeting (the “Annual Meeting”). The shareholders of ALCY approved the following proposals at the Annual Meeting: (a) as a special resolution, to amend ALCY’s Articles of Association as a special resolution, to provide ALCY the right to extend the date by which it has to complete a business combination for a three month extension or until February 9, 2025, then on a month-to-month basis thereafter, as determined by the Directors in their sole discretion, until September 9, 2025, by placing $90,000 into the trust account held at Continental Stock & Transfer Company for the three month period, then $30,000 per month thereafter until September 9, 2025, (the “Charter Amendment Proposal”); and (b) as an ordinary resolution, a proposal to consider and vote to ratify the appointment of Marcum LLP as the independent registered public accounting firm for the fiscal year December 31, 2024 (the “Ratification of Auditors Proposal”).

In connection with the shareholders’ vote at the Annual Meeting of shareholders held by ALCY on October 31, 2024, 10,438,037 Class A Shares were tendered for redemption, leaving 4,532,462 Class A Shares, which includes the 2,874,999 Class A shares that were issued in exchange for the Class B shares on October 22, 2024, and one Class B Share. As a result, approximately $114,357,720 (or approximately $10.95 per share) will be removed from ALCY’s trust account to pay such holders, without taking into account additional allocation of payments to cover any tax obligation of the Company since that date. After the redemptions, approximately $11,634,723 remained in ALCY’s trust account.

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

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

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

Financial Position

With $8,813,038 available in the trust account as of December 31, 2025, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

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

We have until September 9, 2026, so long as the Company deposits $22,126 each month, to consummate our initial business combination. If we anticipate that we may not be able to consummate our initial business combination within such period, we may seek shareholder approval of the amendments to our amended and restated memorandum and articles of association for any extension beyond the period at a meeting called for such purpose. Public shareholders will be offered the opportunity to vote on and redeem their shares in connection with any such extension.

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

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares or placement shares held by them if we fail to complete our initial business combination by September 9, 2026 so long as the $22,126 extension fee is deposited into the Trust Account. However, if our sponsor, officers or directors acquire public shares in or after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination by that time.

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

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $55,020 of proceeds held outside the trust account (as of December 31, 2025), although we cannot assure you that there will be sufficient funds for such purpose. As mentioned in Note 5, the Company obtained another $1,180,000 loan from the Sponsor to cover for future costs and expenses. We will depend on sufficient interest being earned on the proceeds held in the trust account to pay any tax obligations we may owe. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay such taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

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

Although we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. CBIZ CPAs P.C., our independent registered public accounting firm, and the underwriters of our initial public offering, did not execute agreements with us waiving such claims to the monies held in the trust account.

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

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We have access to up to $55,020 of the proceeds of our initial public offering and the sale of the placement shares held out of the trust account (as of December 31, 2025) with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors.

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

We will be required to evaluate our internal control procedures for the year ending December 31, 2025 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, we will be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination. We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

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

Adverse geopolitical and macroeconomic developments, including armed conflicts, sanctions, tariffs and related market volatility, could impair our ability to complete an initial business combination. Ongoing geopolitical tensions and armed conflicts, as well as sanctions, tariffs, trade barriers and other international trade restrictions, may adversely affect capital markets and the broader economy. These events may increase volatility, reduce liquidity, raise financing costs, impair access to debt or equity capital, create valuation uncertainty and delay or prevent required regulatory or commercial steps needed to complete an initial business combination. If a target business is exposed to any of these conditions, its operations and financial performance may be adversely affected, which could make it more difficult for us to consummate a transaction on acceptable terms or at all. If we do not complete an initial business combination within the required period, we will be required to liquidate and our warrants will expire worthless.

We have identified a material weakness in our internal control over financial reporting. If we fail to remediate this material weakness, or if we identify additional material weaknesses in the future, we may be unable to accurately and timely report our financial condition or results of operations. We identified a material weakness in our internal control over financial reporting relating to the design and operation of controls over the identification, estimation, accrual and review of vendor expenses and other accrued liabilities, including unbilled amounts at period end for significant vendors. Specifically, we did not maintain sufficiently effective controls to ensure that accrued expenses were complete and recorded in the proper reporting period. This control deficiency resulted in an underaccrual of vendor fees during the year ended December 31, 2025.

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

As of December 31, 2025, we had $55,020 in cash and a working capital deficit of $3,434,050 (excluding the amount held in Trust). We have incurred and expect to continue to incur significant costs in pursuit of our business combination plans. We cannot assure you that our plans to raise capital or to consummate an initial business combination will be successful. If we are unable to raise additional funds to alleviate liquidity needs and complete a business combination by September 9, 2026 (as such date may be extended by approval of the company’s shareholders), then we will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Report do not include any adjustments that might result from our inability to continue as a going concern.

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

We have until September 9, 2026, so long as the lesser of $30,000 or $0.03 per non-redeemed public Class A ordinary share (which was $22,126.29 as of September 2025) is deposited into the trust account each month, to consummate our initial business combination. Any potential target business with which we enter into negotiations concerning a business combination will be aware of this requirement. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete a business combination with that particular target business, we may be unable to complete a business combination with any other target business. This risk will increase as we get closer to the time limits referenced above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We have entered into a definitive agreement for an initial business combination, but the Business Combination may not be consummated, in which case we may be required to liquidate.

On August 22, 2025, we entered into a Business Combination Agreement with Cartiga. Consummation of the Business Combination is subject to numerous conditions, including, among other things, effectiveness of a registration statement on Form S-4 and shareholder approval. If the Business Combination is not completed, we may be unable to complete an alternative initial business combination before the applicable deadline (as extended), in which case we would be required to liquidate and redeem our public shares, and our public warrants would expire worthless.

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

In the event that we do not consummate a business combination by September 9, 2026, so long as the lesser of $30,000 or $0.03 per non-redeemed public Class A ordinary share (which was $22,126.29 as of September 2025) is deposited into the trust account each month, the founder shares and placement shares will expire worthless.

In the event the Company does not consummate a business combination by September 9, 2026, so long as the lesser of $30,000 or $0.03 per non-redeemed public Class A ordinary share (which was $22,126.29 as of September 2025) is deposited into the trust account each month, the founder shares and placement shares will expire worthless which could create an incentive for our officers and directors to complete a transaction even if the Company selects an acquisition target that subsequently declines in value and is unprofitable for public investors.

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

Nasdaq may delist our securities if we do not consummate a business combination within the timeframe required by Nasdaq listing rules, which could materially adversely affect our liquidity and ability to complete a transaction.

Nasdaq listing rules applicable to special purpose acquisition companies include requirements related to completing a business combination within a specified period after the effectiveness of a registrant’s initial public offering. If we are unable to complete a business combination within the applicable timeframe and Nasdaq delists our securities, the price and liquidity of our securities could be adversely affected, and our ability to consummate an initial business combination could be impaired.

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

We offered our units at an offering price of $10.00 per unit and the amount in our trust account was initially $10.15 per public share. However, prior to our initial public offering, our sponsor paid a nominal aggregate purchase price of $50,000 for the founder shares, or approximately $0.0116 per founder share. Following significant redemptions, as of December 31, 2025 there were 737,543 public Class A ordinary shares outstanding and $8,813,038 held in the trust account. For illustrative purposes, the following table shows the dilutive effect of the founder shares and placement shares on the implied value of the public shares upon the consummation of our initial business combination, assuming (i) deferred underwriting discounts of $5,175,000 are paid at closing, (ii) no additional interest is earned on the funds held in the trust account, and (iii) no additional public shares are redeemed in connection with our initial business combination. At such valuation, each of our ordinary shares would have an implied value of approximately $0.86 per share upon consummation of our initial business combination, which would be a decrease of approximately 92.72% as compared to the redemption value per public share of $11.81 as of December 31, 2025.

Public shares	737,543
Founder shares	2,875,500
Placement shares	595,500
Total shares	4,208,043
Total funds in trust available for initial business combination (less deferred underwriting commissions)	3,638,038
Initial implied value per public share	11.81
Implied value per share upon consummation of initial business combination	0.86

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning in our Annual Report on Form 10-K for the year ending December 31, 2025. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None

Item 1C. CYBERSECURITY

We are a special purpose acquisition company with no business operations. Since our initial public offering, our sole business activity has been identifying and evaluation suitable targets for an initial business combination. Therefore, we do not consider that we face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing, identifying, and managing material risks from cybersecurity threats. Our board of directors is ultimately responsible for overseeing the risk management activities in general and, as deemed necessary by our management team, will be informed of any cybersecurity threats or risks that may arise. In the year 2025, we did not identify any risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect us, including our business strategy and results of operations.

Item 2. PROPERTIES

We maintain our principal executive office at 850 Library Avenue, Suite 204-F, Newark, DE 19711. We consider our current office space adequate for our current operations.

As of the date of this Report, to the knowledge of management, there is no material litigation, arbitration or governmental proceeding currently pending against us, any of our officers or directors in their capacity as such, or against any of our property.

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

Holders

On March 24, 2026, there was one holder of record for our units, three holders of record for our Class A Ordinary Shares, one holder of record of our Class B Ordinary Shares and one holder of record of our warrants. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of Ordinary Shares whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities through December 31, 2025 were organizational activities and those necessary to prepare for the initial public offering (“IPO”) described below and, subsequent to the IPO, our only activities have been seeking a target business with which to complete a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We expect to generate non-operating income in the form of interest income on marketable securities held in the Trust Account after the initial public offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.

For the year ended December 31, 2025, we had a net loss of $1,098,247, which consisted of loss of approximately $1,429,215 derived from general and administrative expenses, offset by interest and dividends earned on marketable securities and interest expense of approximately $330,968.

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

As of December 31, 2025, the Company had $55,020 in cash and cash equivalents held outside of the Trust Account and a working capital deficit of $3,434,050.

The Company has incurred and expects to continue to incur significant costs in pursuit of the Company’s financing and acquisition plans. The Company anticipates that the cash held outside of the Trust Account as of December 31, 2025 will not be sufficient to allow the Company to operate for at least one year from the date these audited financial statements are issued, and therefore substantial doubt about the Company’s ability to continue as a going concern exists. Management plans to address this uncertainty with the successful closing of a Business Combination. The Company had until November 9, 2024 to consummate a Business Combination. If a Business Combination was not consummated by November 9, 2024, there would have been a mandatory liquidation and subsequent dissolution of the Company. The Company is in the process of identifying a potential company for an initial Business Combination but requires additional time. A general meeting was scheduled to vote upon a proposal to the Articles of Association of the Company to extend from November 9, 2024 (the “Current Termination Date”) for an additional three months until February 9, 2025, and thereafter on a month-to-month basis, as determined by the Directors in their sole discretion, until September 9, 2026.

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

There can be no assurance that the Company will be able to consummate any Business Combination by the Extended Date. The audited consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

On November 5, 2024, the Company made a deposit of $90,000 into the trust account as required for the three-month extension until February 9, 2025. The Company continued to deposit an additional $298,504 through December 2025, and will continue to deposit the lesser of $30,000 or $0.03 per non-redeemed public Class A ordinary share each month until the expiration of the extension in September 9, 2026. As of December 31, 2025 and December 31, 2024, investments held in the Trust Account included $388,504 and $90,000, respectively, for amounts held for extension.

Contractual Obligations

There are both $5,175,000 of deferred underwriting fees, as well as an aggregate of up to $1,710,000 in promissory notes due upon the completion of the Company’s business combination as of December 31, 2025.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer (our “Certifying Officers”), we evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025, pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of December 31, 2025, due to the material weakness in internal control over financial reporting described below.

Management’s Report on Internal Control over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by SEC rules for newly public companies.

Notwithstanding the foregoing, management identified a material weakness in our internal control over financial reporting as of December 31, 2025. Specifically, we did not maintain effective controls over the completeness and timely recording of accrued vendor expenses and other accrued liabilities, including unbilled amounts at period end for significant vendors. As a result, vendor fees were underaccrued during the year ended December 31, 2025.

Management has begun implementing measures to remediate this material weakness, including enhancing period-end closing procedures related to accrued expenses, formalizing inquiries of significant vendors regarding unbilled amounts at each reporting period, improving management review controls over the completeness and accuracy of accrued liabilities, and enhancing documentation supporting accrual estimates.

Changes in Internal Control over Financial Reporting

Other than the remediation measures described above that began during the year ended December 31, 2025, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

During the year ended December 31, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as such term is defined in Item 408(a) of Regulation S-K.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Officers and Directors

Our officers and directors are as follows:

Name	Age	Position
Steven M. Wasserman	65	Non-Executive Chairman
Mattia Tomba	49	Co-Chief Executive Officer and Director
Vittorio Savoia	39	Co-Chief Executive Officer and Director
Harshana Sidath Jayaweera	46	Chief Financial Officer
Debbie S. Zoldan	61	Independent Director
Pablo Terpolilli	58	Independent Director
Carlo Tursi	42	Independent Director
Jinal Kumar Bipin Shah	42	Independent Director

Steven M. Wasserman  has been our director since November 19, 2021 and our Non-Executive Chairman since November 2022. Mr. Wasserman has been a principal in MSP Sports Capital, LP., an investment fund specializing in professional sports businesses, since 2019. He served as Vice Chairman of The Roosevelt Investment Group, Inc. an investment advisory firm, from 2018 to 2021 and was previously Chief Executive Officer of Seaport Investment Management, LLC, an investment management firm, from 2015 to 2018 and helped Seaport develop new investment strategies during his tenure. Since 2017, Mr. Wasserman has been a senior advisor to a New York based hedge fund with respect to special situations/credit opportunity investments and has also been an advisor to BlockWorks Group, LLC, a blockchain/cryptocurrency communications company. From 2011 to 2014 he was Senior Managing Director of the Beige Group, LLC, a family office where he was responsible for identifying, analyzing and executing investment opportunities. Mr. Wasserman is also a director for byNordic, a SPAC currently listed on Nasdaq and previously was Chief Executive Officer of Alpha Security Group Corporation, a special purpose acquisition company, from 2005 to 2009. He has also served as an advisor to various other special purpose acquisition companies including, but not limited to, Energy Infrastructure Acquisition Corp. from March 2006 to March 2008, Seanergy Acquisition Corp. from November 2007 to September 2008, and Starbulk Acquisition Corp. from April 2008 to March 2009. From 2004 to 2008, Mr. Wasserman also served as the managing partner of AMT Ventures LLC, an entity primarily engaged in public and private equity and debt investments on a principal basis. During his tenure AMT portfolio investments included: Ktech Corporation, a provider of technical support services, scientific and engineering services and management expertise to a variety of government defense and industry clients; Nanodetex Corporation, a leader in lab-on-chip (LOC) platform technologies for gas phase chemical analysis and explosive detection; Agent Science Technologies Incorporated, a provider of neural information management software solutions to the defense industry; and Link One, LLC, a technology transfer advisory group to Los Alamos National Laboratory. Mr. Wasserman is also a licensed attorney.

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

Harshana Sidath Jayaweera has been our Chief Financial Officer since October 2022. He has been the Managing Director of Aartha Capital Advisory & Investments Limited, a boutique advisory and consultancy firm with an international clientele, since June 2017. He also functions as an Independent Director and Board Member at GRIP (DIFC) Limited, a regulated Investment Bank based in Dubai International Financial Centre, since October 2019. Additionally, he is currently the Chief Executive Officer / Director at NDB Investment Bank Limited, a leading investment bank in Sri Lanka, licensed and regulated by the Securities and Exchange Commission of Sri Lanka In the interim, from December 2020 to November 2021, he supported the Investment Banking landscape in Sri Lanka as the Chief Business Officer at Acuity Group (JV of DFCC PLC and Hatton National Bank PLC). Previously, Mr. Jayaweera was the Director and Head of Client Coverage of Investment Banking at ADSS Group, a leading International Brokerage established nexus to Abu Dhabi Government, from April 2018 to March 2019. Prior to ADSS, from September 2016 to March 2018, he served as a Vice President at Credit Suisse AG, working in the International Wealth Management Division. Prior to that, from May 2008 to July 2016, he served as the Country Head for United Arab Emirates, at Bank ABC, a Universal Bank based in Bahrain. Before joining Bank ABC, from June 2006 to May 2008, he worked with BNP Paribas S.A. based in Abu Dhabi, United Arab Emirates, where he managed and assisted the largest lending and investment portfolio of the branch. Previously, Mr. Jayaweera held a similar analytical and client facing role with Emirates NBD from November 2004 to June 2006. While working in Sri Lanka, prior to 2004, he worked with Nations Trust Bank PLC (from January 2003 to July 2004), and Sampath Bank PLC (from November 1998 to January 2003), attached to Corporate Banking, Bank Operations, Management Reporting as well as Branch Banking. Mr. Jayaweera has a Master of Business Administration (with Merit) from the University of Leicester, UK, obtained in 2015. He has also completed the Executive Management Program in International Management conducted by Stanford Graduate School of Business (USA) and National University of Singapore Business School (Singapore) in 2014. He is certified in Marketing of Financial Services as well as Banking & Finance from Institute of Bankers Sri Lanka and Chartered Institute of Bankers (UK) respectively. Furthermore, he has obtained certification from Harvard Business School in relation to FinTech and Blockchain.

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations:

Individual(1)	Entity(2)	Entity’s Business	Affiliation
Steven M. Wasserman	MSP Sports Capital, L.P.	Sports Investments	Principal
	byNordic Acquisition Corporation	Special Purpose Acquisition Company	Director

Mattia Tomba	Tradeteq	Fintech	Founding Investor and Head of International Markets
	M&M Investments Pte. Ltd.	Holding Company	Partner

	Alchemy Capital Solutions	Advisory and Investments	Director

Vittorio Savoia	FIDES S.R.L.	Investment and Advisory Group	Founder and Managing Director

	VIS Capital	Investment and Advisory Group	Founder, Managing Director, Chief Investment Officer

Harshana Sidath Jayaweera	Aartha Capital Advisory & Investments Limited	Advisory and Consulting	Managing Director
	GRIP (DIFC) Limited NDB Investment Bank Limited	Investment Bank Investment Bank	Independent Director Director / Chief Executive Officer

Debbie S. Zoldan	Seaport Securities Corp.	Finance	Chief Compliance Officer, Chief Operating Officer and Partner

Pablo Terpolilli	Valuable Insights	Consulting	Director
	PACT-AM	Advisor and Sponsor	Founder
	vabble Ltd.	IT Services	Founder, Director, and Chief Executive Officer

Carlo Tursi	UrbanV	Air Mobility	Chief Executive Officer and Director
Jinal Kumar Bipin Shah	Integral Associates Limited	Financial Advisory	Chief Executive Officer and Director
	Property Hub Limited	Real Estate Broker	Chief Executive Officer and Director

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of April 8, 2026 by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding Ordinary Shares;
●	each of our executive officers and directors that beneficially owns our Ordinary Shares; and
●	all our executive officers and director as a group.

The following table is based on 4,208,042 Ordinary Shares issued and outstanding as of December 31, 2025, of which 3,412,999 were Class A Ordinary Shares and 1 were Class B Ordinary Shares. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our Ordinary Shares beneficially owned by them.

	Class A ordinary shares		Class B ordinary shares
	Number of		Number of		Approximate
	Shares	Approximate	Shares	Approximate	Percentage of
	Beneficially	Percentage	Beneficially	Percentage	Ordinary
Name and Address of Beneficial Owner(1)	Owned	of Class	Owned(2)	of Class	Shares
Alchemy DeepTech Capital LLC (our sponsor)(3)	3,412,999	81.1%	1	100.00%	17.5%
Mattia Tomba (co-CEO)	—	—	—	—	—
Vittorio Savoia (co-CEO)	—	—	—	—	—
Steven M. Wasserman	—	—	—	—	—
Debbie S. Zoldan	—	—	—	—	—
Pablo Terpolilli	—	—	—	—	—
Carlo Tursi	—	—	—	—	—
Harshana Sidath Jayaweera	—	—	—	—	—
Kumar Bipin Shah	—	—	—	—	—
All officers and directors as a group (seven individuals)	—	—	—	—	—
(1)	Unless otherwise indicated, the business address of each of our shareholders is 1 Via San Raffaele, 20121 Milano MI, Italy.
(2)	Interests shown consist solely of founder shares, classified as Class B Ordinary Shares. Such shares will automatically convert into Class A Ordinary Shares at the time of our initial business combination or earlier at the option of the holders thereof.
(3)	The shares reported above are held in the name of our sponsor, Alchemy DeepTech Capital LLC, a Delaware limited liability company with its registered address at 251 Little Falls Drive, Wilmington, New Castle County, Delaware 19808. Our sponsor is controlled by VAM Partners LLC, which is governed by a four-member board of directors which acts by majority vote. Accordingly, no individual director of VAM Partners LLC exercises voting or dispositive control over any of the securities held by our sponsor, including those in which such director has a pecuniary interest. Accordingly, none of the directors will be deemed to have or share beneficial ownership of securities held by our sponsor.

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

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that our initial business combination is fair to our shareholders from a financial point of view. Furthermore, no finder’s fees, reimbursements, consulting fee, monies in respect of any payment of a loan or other compensation will be paid by us to our sponsor, officers or directors or any affiliate of our sponsor, officers or directors prior to, for services rendered to us prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, the following payments will be made to our sponsor, officers or directors, or our or their affiliates, none of which will be made from the proceeds of our initial public offering held in the trust account prior to the completion of our initial business combination:

●	Payment to Alchemy Investment Management LLC, an affiliate of our sponsor, of $10,000 per month, for up to 30 months, for secretarial and administrative support services;
●	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and
●	Repayment of non-interest bearing loans which may be made by our sponsor or an affiliate of our sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which (other than as described above) have not been determined nor have any written agreements been executed with respect thereto. Up to $1,500,000 of such working capital loans may be convertible into shares of the post-business combination entity at a price of $10.00 per share (which, for example, would result in the holders being issued 150,000 shares if $1,500,000 of notes were so converted), at the option of the lender. Such shares would be identical to the placement shares. The terms of such working capital loans by our sponsor or its affiliates, or our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans.

Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

On November 1, 2024 CBIZ CPAs P.C. acquired the attest business of Marcum LLP (“Marcum”) and Marcum continued to serve as the independent registered accounting firm of the Company. On February 25, 2025 with the approval of the Company’s Board of Directors, CBIZ CPAs P.C. was engaged as the Company’s independent registered public accounting firm for the year ended December 31, 2025.

The firm of CBIZ CPAs P.C., (“CBIZ”), acts as our independent registered public accounting firm for the fiscal year ended December 31, 2025. Marcum acted as our independent registered public accounting firm for the fiscal year ended December 31, 2024. The following is a summary of fees paid to Marcum and CBIZ for services rendered.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by auditors in connection with regulatory filings. The aggregate fees billed by CBIZ for professional services rendered for the audit of our annual financial statements and review of the quarterly financial information included reviewing Form S-4 filings totaled $181,738 as of December 31, 2025 ($134,312 for the year ended December 31, 2024).

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the years ended December 31, 2025 and 2024, we did not incur any audit-related fees payable to auditors.

Tax Fees. We did not pay auditors for tax fees for the years ended December 31, 2025 and 2024.

All Other Fees. We did not pay auditors for any other services for the years ended December 31, 2025 and 2024.

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

Exhibit No.	Description
3.1	Amended and Restated Memorandum and Articles of Association.(1)
3.2	Amended and Restated Memorandum & Articles of Association dated October 31, 2024 (as filed on the Current Report on Form 8 - K as Exhibit 3.1 on November 5, 2024 and incorporated herein by reference)
4.1	Specimen Unit Certificate.(2)
4.2	Specimen Class A Ordinary Share Certificate.(2)
4.3	Specimen Warrant Certificate.(2)
4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company.(1)
4.5	Description of Securities.
10.1	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Company.(1)
10.2	Registration and Shareholder Rights Agreement among the Company, the Sponsor and the Underwriter.(1)
10.3	Private Placement Shares Purchase Agreement between the Company and the Sponsor.(1)
10.4	Private Placement Shares Purchase Agreement between the Company and the Underwriter.(1)
10.5	Administrative Services Agreement between the Company and Alchemy Investment Management LLC.(1)
10.6	Letter Agreement among the Company, the Sponsor and the Company’s officers and directors.(1)
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a)_under the Securities Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a)_under the Securities Exchange Act of 1934, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Clawback Policy.(3)

101.Ins	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*

These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

(1)	Incorporated by reference to our Current Report on Form 8-K, filed with the SEC on May 9, 2023.
(2)	Incorporated by reference to our Registration Statement on Form S-1, as amended, initially filed with the SEC on December 2, 2022.
(3)	Incorporated by reference to our Report on Form 10-K filed with the SEC on April 16, 2024.

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

Dated: April 08, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Mattia Tomba	Co-Chief Executive Officer and Director	April 08, 2026
Mattia Tomba	(Principal Executive Officer)

/s/ Vittorio Savoia	Co-Chief Executive Officer and Director	April 08, 2026
Vittorio Savoia	(Principal Executive Officer)

/s/ Harshana Sidath Jayaweera	Chief Financial Officer	April 08, 2026
Harshana Sidath Jayaweera	(Principal Financial Officer)

/s/ Steven M. Wasserman	Director	April 08, 2026
Steven M. Wasserman

/s/ Debbie S. Zoldan	Director	April 08, 2026
Debbie S. Zoldan

/s/ Pablo Terpolilli	Director	April 08, 2026
Pablo Terpolilli

/s/ Carlo Tursi	Director	April 08, 2026
Carlo Tursi

/s/ Jinal Kumar Bipin Shah	Director	April 08, 2026
Jinal Kumar Bipin Shah

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Alchemy Investments Acquisition Corp 1

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Alchemy Investments Acquisition Corp 1 (the “Company”) as of December 31, 2025, the related consolidated statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audit, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of completing a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities on or before September 9, 2026. There is no assurance that the Company will obtain the necessary approvals or raise the additional capital it needs to fund its business operations and complete any business combination prior to September 9, 2026, if at all. The Company also has no approved plan in place to extend the business combination deadline beyond September 9, 2026 and lacks the capital resources needed to fund operations and complete any business combination, even if the deadline to complete a business combination is extended to a later date. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ CBIZ CPAs P.C.

We have served as the Company’s auditor since 2021 (such date takes into account the acquisition of the attest business of Marcum LLP by CBIZ CPAs P.C. effective November 1, 2024).

Boston, MA

April 8, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Alchemy Investments Acquisition Corp 1

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Alchemy Investments Acquisition Corp 1 (the “Company”) as of December 31, 2024, the related statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the 2024 financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of completing a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities on or before September 9, 2025. There is no assurance that the Company will obtain the necessary approvals or raise the additional capital it needs to fund its business operations and complete any business combination prior to September 9, 2025, if at all. The Company also has no approved plan in place to extend the business combination deadline beyond September 9, 2025 and lacks the capital resources needed to fund operations and complete any business combination, even if the deadline to complete a business combination is extended to a later date. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor from 2021 through 2025.

Boston, MA

April 3, 2026

ALCHEMY INVESTMENTS ACQUISITION CORP 1

CONSOLIDATED BALANCE SHEETS

	December 31, 2025	December 31, 2024
Assets:
Current assets:
Cash and cash equivalents	$55,020	$181,174
Prepaid expenses - current	23,885	65,446
Total current assets	78,905	246,620
Investments held in Trust Account(2)	8,813,038	11,851,808
Organization costs	367	—
Total Assets	$8,892,310	$12,098,428

Liabilities, Redeemable Class A Ordinary Shares and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$777,895	$722,599
Accrued expenses	840,241	352,061
Accrued expenses - related party	22,883	197,225
Accrued interest expenses - related party	162,303	27,972
Promissory note - related party	1,710,000	530,000
Total current liabilities	3,513,322	1,829,857
Deferred underwriting fee payable	5,175,000	5,175,000
Total Liabilities	8,688,322	7,004,857

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value, 737,543 and 1,061,963 at redemption value of $11.81, and $10.98 as of December 31, 2025, and December 31, 2024, respectively(2) (3)	8,713,037	11,661,807

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; 3,470,499 shares issued and outstanding (excluding 737,543 and 1,061,963 shares subject to possible redemption as of December 31, 2025 and December 31, 2024, respectively) as of December 31, 2025 and December 31, 2024, respectively (1) (2) (3)	348	348
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 1 share issued and outstanding as of December 31, 2025 and December 31, 2024, respectively (1)	—	—
Accumulated deficit	(8,509,397)	(6,568,584)
Total Shareholders’ Deficit	(8,509,049)	(6,568,236)
Total Liabilities, Redeemable Class A Ordinary Shares and Shareholders’ Deficit	$8,892,310	$12,098,428
(1)	On October 22, 2024, the Company issued an aggregate of 2,874,999 shares of its Class A ordinary shares, par value $0.0001 per share to Sponsor, and the holder of the Company’s Class B ordinary shares, par value $0.0001 per share, upon the conversion of an equal number of Class B Shares. The Class A Shares issued in connection with the Conversion are subject to the same restrictions as applied to the Class B Shares before the Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination as described in the prospectus for our initial public offering. Following the Conversion, there are 14,970,499 Class A Shares and one Class B Share issued and outstanding.
(2)	On November 7, 2024, 10,438,037 Class A ordinary shares were redeemed, leaving 4,532,462 Class A Shares, which includes the 2,874,999 Class A Shares that were issued in exchange for the Class B Shares on October 22, 2024, and one Class B Share. As a result, $114,357,720 (or $10.95 per share) was removed from the Company’s trust account to pay such holders, without taking into account additional allocation of payments to cover any tax obligation of the Company since that date. After the redemptions, $11,851,808 remains in the Company’s trust account.
(3)	On September 11, 2025, 324,420 Class A ordinary shares were redeemed, leaving 4,208,042 Class A shares. As a result, $3,791,334 (or approximately $11.68 per share) was removed from the Company’s trust account to pay such redeeming shareholders, without taking into account additional allocation of payments to cover any tax obligation of the Company since that date. After redemptions, approximately $8,619,296 will remain in the Company’s trust account.

The accompanying notes are an integral part of these consolidated financial statements.

ALCHEMY INVESTMENTS ACQUISITION CORP 1

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended	For the Year Ended
	December 31,	December 31,
	2025	2024
Operating and formation costs	$1,429,215	$1,192,408
Loss from operations	(1,429,215)	(1,192,408)

Other income (expense):
Gain on investments held in Trust Account	454,060	5,454,963
Dividend income	11,239	12,981
Interest expense - related party	(134,331)	(27,972)
Total other income (expense)	330,968	5,439,972
Net (loss) income	$(1,098,247)	$4,247,564

Basic and diluted weighted average shares outstanding, Class A ordinary shares- redeemable(1) (2) (3)	963,033	9,955,742
Basic and diluted net (loss) income per share, Class A ordinary shares-redeemable	$(0.25)	$0.32
Basic and diluted weighted average shares outstanding, Class A ordinary shares-non redeemable(1)	3,470,499	1,146,870
Basic and diluted net (loss) income per share, Class A ordinary shares-non-redeemable	$(0.25)	$0.32
Basic and diluted weighted average shares outstanding, Class B ordinary shares-non-redeemable(1)	1	2,323,630
Basic and diluted net (loss) income per share, Class B ordinary shares-non-redeemable	$(0.25)	$0.32
(1)	On October 22, 2024, the Company issued an aggregate of 2,874,999 shares of its Class A ordinary shares, par value $0.0001 per share to Sponsor, and the holder of the Company’s Class B ordinary shares, par value $0.0001 per share, upon the conversion of an equal number of Class B Shares. The Class A Shares issued in connection with the Conversion are subject to the same restrictions as applied to the Class B Shares before the Conversion, including, among other things, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial business combination as described in the prospectus for our initial public offering. Following the Conversion, there are 14,970,499 Class A Shares and one Class B Share issued and outstanding.
(2)	On November 7, 2024, 10,438,037 Class A ordinary shares were redeemed, leaving 4,532,462 Class A Shares, which includes the 2,874,999 Class A Shares that were issued in exchange for the Class B Shares on October 22, 2024, and one Class B Share. As a result, $114,357,720 (or $10.95 per share) was removed from the Company’s trust account to pay such holders, without taking into account additional allocation of payments to cover any tax obligation of the Company since that date. After the redemptions, $11,851,808 remained in the Company’s trust account.
(3)	On September 11, 2025, 324,420 Class A ordinary shares were redeemed, leaving 4,208,042 Class A shares. As a result, $3,791,334 (or approximately $11.68 per share) was removed from the Company’s trust account to pay such redeeming shareholders, without taking into account additional allocation of payments to cover any tax obligation of the Company since that date. After redemptions, approximately $8,619,296 will remain in the Company’s trust account.

The accompanying notes are an integral part of these consolidated financial statements.

ALCHEMY INVESTMENTS ACQUISITION CORP 1

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the Year Ended December 31, 2025
					Additional		Total
	Class A Ordinary Shares		Class B Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at January 1, 2025	3,470,499	$348	1	$—	$—	$(6,568,584)	$(6,568,236)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	—	(842,566)	(842,566)
Net loss	—	—	—	—	—	(1,098,247)	(1,098,247)
Balance at December 31, 2025	3,470,499	$348	1	$—	$—	$(8,509,397)	$(8,509,049)

For the Year Ended December 31, 2024
					Additional		Total
	Class A Ordinary Shares		Class B Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at January 1, 2024	595,500	$60	2,875,000	$288	$—	$(5,361,185)	$(5,360,837)
Remeasurement of Class A ordinary shares to redemption amount	—	—	—	—	—	(5,454,963)	(5,454,963)
Conversion of Class B to Class A ordinary shares	2,874,999	288	(2,874,999)	(288)	—	—	—
Net income	—	—	—	—	—	4,247,564	4,247,564
Balance at December 31, 2024	3,470,499	$348	1	$—	$—	$(6,568,584)	$(6,568,236)

The accompanying notes are an integral part of these consolidated financial statements.

ALCHEMY INVESTMENTS ACQUISITION CORP 1

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended	For the Year Ended
	December 31,	December 31,
	2025	2024
Cash Flows from Operating Activities:
Net (loss) income	$(1,098,247)	$4,247,564

Adjustments to reconcile net loss to net cash used in operating activities:
Gain on investments held in trust account	(454,060)	(5,454,963)
Changes in operating assets and liabilities:
Organization costs	(367)	—
Security deposit held in trust account for extension	(298,504)	(90,000)
Prepaid expenses	41,561	118,226
Prepaid expenses - non-current	—	57,726
Accounts payable	55,296	5,136
Accrued expenses	488,177	309,643
Accrued expenses - related party	134,331	120,128
Accrued interest expense - related party	(174,341)	27,972
Net cash used in operating activities	(1,306,154)	(658,568)

Cash Flows from Investing Activities:
Cash redemption from Trust Account	3,791,334	114,357,720

Cash Flows from Financing Activities:
Proceeds from promissory note, related party	1,180,000	530,000
Redemption of Class A ordinary shares	(3,791,334)	(114,357,720)
Net cash provided by (used in) financing activities	1,180,000	(113,827,720)

Net Change in Cash and Cash Equivalents	(126,154)	(128,568)
Cash and cash equivalents - Beginning of period	181,174	309,742
Cash and Cash Equivalents - End of period	$55,020	$181,174

Supplemental disclosure of noncash financing activities:
Subsequent remeasurement of Class A common stock subject to redemption to redemption amount	$842,567	$5,454,962
Conversion of Class B to Class A ordinary shares	$—	$288

The accompanying notes are an integral part of these consolidated financial statements.

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

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

The Company has two wholly owned subsidiaries, Alchemy Acquisition Holdings, Inc. (the “PubCo”), a Delaware corporation, formed on June 11, 2025, and Alchemy Merger Sub, LLC (the “NewCo”), a Delaware limited liability company, formed as a wholly owned subsidiary of PubCo on June 10, 2025. On July 1, 2025, the Company subscribed for 1,000 shares in PubCo and indirectly owned NewCo. The only activity Pubco had during the period ended December 31, 2025 was the accrual of organization costs, and the NewCo was inactive.

As of December 31, 2025, the Company had not commenced any operations. All activity from October 27, 2021 (inception) through December 31, 2025 relates to the Company’s formation and initial public offering (“Initial Public Offering”), and subsequent pursuit of a target company to affect a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of investment income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

Transaction costs related to the issuances described above amounted to $9,088,588, consisting of $2,300,000 of cash underwriting fees, $5,175,000 of deferred underwriting fees and $1,613,588 of other offering costs. In addition, on December 31, 2025, $55,020 of cash and cash equivalents were held outside of the Trust Account and is available for working capital purposes.

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

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

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

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

Proposed Business Combination

On August 22, 2025, Alchemy Investments Acquisition Corp 1, a Cayman Islands exempted company limited by shares (“ALCY” or the “Company”), entered into a business combination agreement (as it may be amended and/or restated from time to time, the “Business Combination Agreement”), by and among Alchemy Acquisition Holdings, Inc., a Delaware corporation and wholly owned subsidiary of ALCY (“Pubco”), Alchemy Merger Sub, LLC, a Delaware limited liability company and wholly owned subsidiary of Pubco (“Merger Sub”), Cartiga, LLC, a Delaware limited liability company (“Cartiga”), and Halle Benett, as the representative of the holders of Cartiga’s securities (the “Sellers’ Representative”). ALCY, Pubco, Merger Sub and Cartiga are sometimes referred to collectively as the “Parties.”

The Business Combination Agreement was unanimously approved by all of ALCY’s disinterested directors on August 19, 2025. Pursuant to the Business Combination Agreement, (a) ALCY will domesticate from the Cayman Islands to Delaware by merging with and into Pubco, with Pubco surviving the merger and changing its name to Cartiga Holdings, Inc. (the “Domestication”), (b) after the Domestication, Merger Sub will merge with and into Cartiga, with Cartiga surviving the merger as the surviving company (“OpCo”) and becoming a wholly owned subsidiary of Pubco (the “Merger”), and (c) the existing limited liability company agreement of OpCo will be amended and restated to, among other things, make Pubco the sole managing member of OpCo. The Merger and the other transactions contemplated by the Agreement are collectively referred to as the “Business Combination”, and as a result of the Business Combination, Pubco will be the publicly traded reporting company in an “Up-C” structure, with two classes of common stock, changing its name to “Cartiga Holdings, Inc.” and sometimes referred to herein as “New Cartiga.”

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

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

ALCY shall complete the Domestication prior to the effective time of the Merger (the “Effective Time”). At the Effective Time, by virtue of the Merger and without any further action on the part of any party to the Business Combination Agreement or otherwise, each Company Equity Interest issued and outstanding immediately prior to the Effective Time shall be canceled and automatically converted into each Seller’s right to receive their respective Merger Consideration. As of the Effective Time, all Company Equity Interests shall thereafter cease to have any rights with respect thereto, except the right to receive the foregoing consideration. The units of equity interests of Newco that are issued and outstanding immediately prior to the Effective Time will, by virtue of the Merger and without further action on the part of ALCY, be converted into an aggregate number of OpCo Units equal to the number of shares of Pubco Class A Common Stock and Pubco Class B Common Stock issued and outstanding immediately prior to the Effective Time. Each share of the Pubco Class B Common Stock that is issued and outstanding immediately prior to the Effective Time shall be automatically converted into one (1) share of Pubco Class A Common Stock. No certificates or scrip representing fractional ALCY Ordinary Shares will be issued pursuant to the Business Combination.

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

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

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

Lock-Up Agreements

ALCY, Pubco, the Company, and the Sellers entered into Lock-up Agreements (the “Lock-up Agreements”) pursuant to which the Pubco Class B Common Stock and OpCo Units included in the Merger Consideration, as well as any Pubco Class A Common Stock

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

exchanged therefor pursuant to the Exchange Agreement (as defined below) they may hold (together referred to as the “Lock-Up Shares”), shall be subject to a lock-up period commencing on the Closing Date and ending on the earlier of (a) the date that is six (6) months after the Closing Date and (b) the date following the Closing Date on which ALCY completes a liquidation, merger, share exchange or other similar transaction that results in all of ALCY’s shareholders having the right to exchange their shares of common stock for cash, securities or other property; provided, however, that the Lock-up Shares will be released from the lock-up if, subsequent to Closing Date, the closing price of Pubco Class A Common Stock equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Closing Date.

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

We expect that the payments Pubco will be required to make under the TRA could be substantial. Estimating the amount and timing of Pubco’s realization of tax benefits subject to the TRA is by its nature imprecise. The actual increases in tax basis covered by the TRA, as well as the amount and timing of Pubco’s ability to use any deductions (or decreases in gain or increases in loss) arising from such increases in tax basis, are dependent upon significant future events, including but not limited to the timing of the redemptions of OpCo Units, the price of the Pubco Class A Common Stock at the time of a TRA Exchange, the extent to which such redemptions are taxable

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

transactions, the depreciation and amortization periods that apply to the increase in tax basis, the amount, character, and timing of taxable income Pubco generates in the future, the U.S. federal income tax rate then applicable, and the portion of Pubco’s payments under the TRA that constitute imputed interest or give rise to depreciable or amortizable tax basis. Accordingly, estimating the amount and timing of payments that may become due under the TRA is also by its nature imprecise. For purposes of the TRA, net cash savings in tax generally will be calculated by comparing Pubco’s actual tax liability (determined by using the actual applicable U.S. federal income tax rate and an assumed combined state and local income tax rate) to the amount Pubco would have been required to pay had it not been able to utilize any of the tax benefits subject to the TRA. Thus, the amount and timing of any payments under the TRA are also dependent upon significant future events, including those noted above in respect of estimating the amount and timing of Pubco’s realization of tax benefits.

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

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

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

Going Concern and Liquidity

As of December 31, 2025, the Company had $55,020 in cash held outside of the Trust Account and a working capital deficit of $3,434,050. The Company has incurred and expects to continue to incur significant costs in pursuit of the Company’s financing and acquisition plans. The Company anticipates that the cash held outside of the Trust Account as of December 31, 2025 will not be sufficient to allow the Company to operate for at least one year from the date these audited consolidated financial statements are issued, and therefore substantial doubt about the Company’s ability to continue as a going concern exists. Management plans to address this uncertainty with the successful closing of a Business Combination. The Company had until November 9, 2024 to consummate a Business Combination. If a Business Combination was not consummated by November 9, 2024, there would be a mandatory liquidation and subsequent dissolution of the Company. The Company was in the process of identifying a potential company for an initial Business Combination but required additional time.

An Annual Meeting was held on October 31, 2024, where the shareholders of the Company approved amending the Company’s Articles of Association as a special resolution, giving the Company the right to extend from November 9, 2024 for an additional three months until February 9, 2025, and thereafter on a month-to-month basis, as determined by the Directors in their sole discretion, until September 9, 2026.

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

There can be no assurance that the Company will be able to consummate any Business Combination by the Extended Date. The audited financial statements do not include any adjustments that might result from the outcome of these uncertainties.

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

On November 5, 2024, the Company made a deposit of $90,000 into the trust account as required for the three-month extension until February 9, 2025. The Company continued to deposit an additional $298,504 through December 2025, and will continue to deposit the lesser of $30,000 or $0.03 per non-redeemed public Class A ordinary share each month until the expiration of the extension in September 9, 2026. As of December 31, 2025 and December 31, 2024, investments held in the Trust Account included $388,504 and $90,000, respectively, for amounts held for extension.

Risks and Uncertainties

As a result of the military action by the Russian Federation and Belarus in the country of Ukraine and related economic sanctions, the armed conflict in Israel and the Gaza Strip, the instability in the Middle East and the international trade policies in the U.S. and elsewhere, including tariffs and other barriers, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. Further, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy, the tariffs, and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable. These consolidated audited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying audited consolidated financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

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

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2025 and December 31, 2024, cash equivalents included $55,020 and $181,174, respectively, for amounts invested in a treasury liquidity fund.

Investments Held in Trust Account

As of December 31, 2025 the assets held in the Trust Account were held in money market funds, which were invested in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Such trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in Gain on investments held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. The Company had $8,813,038 and $11,851,808 in investments held in the Trust Account as of December 31, 2025 and December 31, 2024, respectively. Fair values of these investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets.

Prepaid expenses

Prepaid expenses - current of $23,885 and $65,446 as of December 31, 2025 and December 31, 2024, respectively consist primarily of premiums for directors and officers’ liability insurance. These premiums will be amortized over the 2-year term of the agreement.

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

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

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

The following table presents the roll forward of Class A ordinary shares subject to possible redemption for the years ended December 31, 2025 and 2024:

	Shares	Amount
Balance at December 31, 2023	11,500,000	$120,564,564
Redemption of Class A ordinary shares – 2024	(10,438,037)	(114,357,720)
Remeasurement of carrying value to redemption value – 2024	—	5,454,963
Balance at December 31, 2024	1,061,963	$11,661,807
Redemption of Class A ordinary shares – 2025	(324,420)	(3,791,334)
Remeasurement of carrying value to redemption value – 2025	—	842,564
Balance at December 31, 2025	737,543	$8,713,037

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

Income Taxes

The Company accounts for income taxes under ASC Topic 740, Income Taxes, which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2025 and December 31, 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

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

Net (loss) income Per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC Topic 260, Earnings Per Share. Net (loss) income per share is computed by dividing net (loss) income by the weighted-average number of shares outstanding during the period. Remeasurement associated with the redeemable Class A ordinary shares is excluded from net (loss) income per share as the redemption value approximates fair value. Therefore, the net (loss) income per share calculation allocates net (loss) income shared pro rata between Class A and Class B ordinary shares. As a result, the calculated net (loss) income per share is the same for redeemable Class A ordinary shares, non-redeemable Class A ordinary shares and Class B ordinary shares. The Company has not considered the effect of the Public

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

Warrants to purchase an aggregate of 5,750,000 shares in the calculation of diluted net (loss) income per share, since the exercise of the warrants are contingent upon the occurrence of future events; and consequently, diluted net (loss) income per share is the same as basic net (loss) income per share for the periods presented.

The following table reflects the calculation of basic and diluted net (loss) income per ordinary share (in dollars, except per share amounts):

	For the Year Ended			For the Year Ended
	December 31, 2025			December 31, 2024
	Class A-	Class A-	Class B-	Class A-	Class A-	Class B-
	redeemable	non-redeemable	non-redeemable	redeemable	non-redeemable	non-redeemable
Basic and diluted net (loss) income per ordinary share:
Numerator:
Net (loss) income	$(238,556)	$(859,690)	$—	$3,149,627	$362,827	$735,110

Denominator:
Basic and diluted weighted average shares outstanding	963,033	3,470,499	1	9,955,742	1,146,870	2,323,630
Basic and diluted net (loss) income per share	$(0.25)	$(0.25)	$(0.25)	$0.32	$0.32	$0.32

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

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

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

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

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

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

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

Promissory Note - Related Party

On June 24, 2024 and November 20, 2024, the Sponsor agreed to loan the Company an aggregate of up to $530,000 and $600,000, respectively, to cover expenses related to the Initial Public Offering pursuant to a promissory note, as amended (the “Promissory Notes”). These loans bear ten (10%) percent interest per annum and are payable on the consummation of the Company’s initial merger, stock exchange, asset acquisition, stock purchase, recapitalization, reorganization, or similar business combination with one or more businesses or entities (a “Business Combination”). If a Business Combination is not consummated, the Notes will be repaid solely to the extent that the Maker has funds available to it outside of its trust account established in connection with its initial public offering of its securities, and that all other amounts will be contributed to capital, forfeited, eliminated, or otherwise forgiven or eliminated. On July 24, 2025 and August 25, 2025, the Sponsor agreed to loan the Company another $130,000 and $450,000 respectively, with the same loan terms as the June 24, 2024 promissory note. The outstanding balance under the Promissory Notes were $1,710,000 and $530,000 as of December 31, 2025 and December 31, 2024, respectively.

As of December 31, 2025 and December 31, 2024, we had $162,303 and $27,972 of related party accrued interest expenses.

Administrative Support Agreement

The Company entered into an agreement commencing on May 4, 2023 through the earlier of the consummation of a Business Combination or the Company’s liquidation, to pay Alchemy Investment Management LLC, an affiliate of the Sponsor, a monthly fee of $10,000 for secretarial and administrative services. As of December 31, 2025 and December 31, 2024, there were $22,883 and $197,087 in accrued expenses incurred under this agreement, respectively.

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

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

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

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 479,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2025 and December 31, 2024, there were 4,208,042 and 4,532,462 Class A ordinary shares issued and outstanding, including 737,543 and 1,061,963 Class A ordinary shares subject to possible redemption and classified as temporary equity, respectively. The remaining 3,470,499 shares are classified as permanent equity and are comprised of the Private Placement Shares.

Class B ordinary shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each share. As of December 31, 2025 and December 31, 2024, there was 1 Class B Ordinary Share issued and outstanding.

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

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

The Company accounts for the 5,750,000 Public Warrants issued in connection with the Initial Public Offering in accordance with the guidance contained in ASC 815-40. Such guidance provides that the warrants described above are not precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity. As of December 31, 2025 and December 31, 2024, there were 5,750,000 Public Warrants outstanding.

NOTE 9. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s financial assets that are measured at fair value on a recurring basis as of December 31, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Amount at Fair
Description	Value	Level 1	Level 2	Level 3
December 31, 2025
Assets
Investments held in Trust Account:
U.S. Treasury Securities	$8,813,038	$8,813,038	$—	$—

	Amount at Fair
Description	Value	Level 1	Level 2	Level 3
December 31, 2024
Assets
Investments held in Trust Account:
U.S. Treasury Securities	$11,851,808	$11,851,808	$—	$—

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

NOTE 10. SEGMENT INFORMATION

ASC Topic 280 “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

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

	For the Year	For the Year
	Ended	Ended
	December	December
	31, 2025	31, 2024
Operating and formation costs	$1,429,215	$1,192,408
Gain on investments held in Trust Account	$454,060	$5,454,963

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

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. The Company did not identify any subsequent events that required adjustment to or disclosure in the financial statements, other than as disclosed below.

Two additional promissory notes were signed which resulted in Alchemy Investments Acquisition Corp. 1 borrowing $40,000 in January 2026 and $250,000 in February 2026 from its sponsor, Alchemy DeepTech Capital.