Form 10-K/A
period 2025-12-31
Alchemy Investments Acquisition Corp 1
filed 2026-04-30
CIK 1901336

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Amendment No. 1

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

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 originally filed on April 09, 2026 (the “Original Filing”), which was filed with a report from CBIZ CPAs P.C. for the fiscal year ended December 31, 2025 (the “CBIZ Report”) and Marcum LLP, our auditors for the fiscal year ended December 31, 2024 ( the “Marcum Report” and together referred to as the “Previous Audit Reports”). We are filing this Amendment No. 1 to correct an administrative scrivener’s error whereby the date of the Marcum Report was incorrect, and therefore replace the Marcum Report with the corrected date (the “Correct Marcum Report”), which Correct Marcum Report is filed herewith. Other than the changes set forth in this explanatory note, there are no other changes to the Original Filing.

For Convenience purposes only, we are including the FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA under items No. 8 of the Original Filing.

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

Dated: April 30, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Mattia Tomba	Co-Chief Executive Officer and Director	April 30, 2026
Mattia Tomba	(Principal Executive Officer)

/s/ Vittorio Savoia	Co-Chief Executive Officer and Director	April 30, 2026
Vittorio Savoia	(Principal Executive Officer)

/s/ Harshana Sidath Jayaweera	Chief Financial Officer	April 30, 2026
Harshana Sidath Jayaweera	(Principal Financial Officer)

/s/ Steven M. Wasserman	Director	April 30, 2026
Steven M. Wasserman

/s/ Debbie S. Zoldan	Director	April 30, 2026
Debbie S. Zoldan

/s/ Pablo Terpolilli	Director	April 30, 2026
Pablo Terpolilli

/s/ Carlo Tursi	Director	April 30, 2026
Carlo Tursi

/s/ Jinal Kumar Bipin Shah	Director	April 30, 2026
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

Boston, MA

April 3, 2025

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