Form 10-Q
period 2026-03-31
Alchemy Investments Acquisition Corp 1
filed 2026-05-21
CIK 1901336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 21, 2026, there were 4,208,042 of the registrant’s Class A ordinary shares, par value $0.0001 per share, and 1 of the registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

Part I – Financial Information

Item 1. Condensed Consolidated Financial Statements

ALCHEMY INVESTMENTS ACQUISITION CORP 1

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$86,243	$55,020
Prepaid expenses - current	88,430	24,252
Total current assets	174,673	79,272
Investments held in Trust Account	8,957,232	8,813,038
Total Assets	$9,131,905	$8,892,310

Liabilities, Redeemable Class A Ordinary Shares and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$883,437	$777,895
Accrued expenses	927,553	840,241
Accrued expenses - related party	64,070	22,883
Accrued interest expenses - related party	209,756	162,303
Promissory note - related party	2,000,000	1,710,000
Total current liabilities	4,084,816	3,513,322
Deferred underwriting fee payable	5,175,000	5,175,000
Total Liabilities	9,259,816	8,688,322

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value, 737,543 at redemption value of $12.01, and $11.81 as of March 31, 2026, and December 31, 2025, respectively(1)	8,857,231	8,713,037

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; 3,470,499 shares issued and outstanding (excluding 737,543 shares subject to possible redemption as of March 31, 2026 and December 31, 2025) as of March 31, 2026 and December 31, 2025(1)	348	348
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 1 share issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Accumulated deficit	(8,985,490)	(8,509,397)
Total Shareholders’ Deficit	(8,985,142)	(8,509,049)
Total Liabilities, Redeemable Class A Ordinary Shares and Shareholders’ Deficit	$9,131,905	$8,892,310
(1)	On September 11, 2025, 324,420 Class A ordinary shares were redeemed, leaving 4,208,042 Class A shares. As a result, $3,791,334 (or approximately $11.68 per share) was removed from the Company’s trust account to pay such redeeming shareholders, without taking into account additional allocation of payments to cover any tax obligation of the Company since that date. After redemptions, approximately $8,619,296 will remain in the Company’s trust account.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALCHEMY INVESTMENTS ACQUISITION CORP 1

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2026	2025
Operating and formation costs	$362,994	$401,439
Loss from operations	(362,994)	(401,439)

Other income (expense):
Gain on investments held in Trust Account	77,816	124,408
Dividend income	731	3,784
Interest expense - related party	(47,453)	(28,250)
Total other income (expense)	31,094	99,942
Net loss	$(331,900)	$(301,497)

Basic and diluted weighted average shares outstanding, Class A ordinary shares- redeemable(1)	737,543	1,061,963
Basic and diluted net loss per share, Class A ordinary shares-redeemable	$(0.08)	$(0.07)
Basic and diluted weighted average shares outstanding, Class A ordinary shares-non redeemable	3,470,499	3,470,499
Basic and diluted net loss per share, Class A ordinary shares-non-redeemable	$(0.08)	$(0.07)
Basic and diluted weighted average shares outstanding, Class B ordinary shares-non-redeemable	1	1
Basic and diluted net loss per share, Class B ordinary shares-non-redeemable	$(0.08)	$(0.07)
(1)	On September 11, 2025, 324,420 Class A ordinary shares were redeemed, leaving 4,208,042 Class A shares. As a result, $3,791,334 (or approximately $11.68 per share) was removed from the Company’s trust account to pay such redeeming shareholders, without taking into account additional allocation of payments to cover any tax obligation of the Company since that date. After redemptions, approximately $8,619,296 will remain in the Company’s trust account.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALCHEMY INVESTMENTS ACQUISITION CORP 1

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

						Total
	Class A Ordinary Shares		Class B Ordinary Shares		Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Deficit	Deficit
Balance at January 1, 2026	3,470,499	$348	1	$—	$(8,509,397)	$(8,509,049)
Remeasurement of redeemable Class A ordinary shares to redemption amount	—	—	—	—	(144,193)	(144,193)
Net loss	—	—	—	—	(331,900)	(331,900)
Balance at March 31, 2026	3,470,499	$348	1	$—	$(8,985,490)	$(8,985,142)

						Total
	Class A Ordinary Shares		Class B Ordinary Shares		Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Deficit	Deficit
Balance at January 1, 2025	3,470,499	$348	1	$—	$(6,568,584)	$(6,568,236)
Remeasurement of redeemable Class A ordinary shares to redemption amount	—	—	—	—	(274,408)	(274,408)
Net loss	—	—	—	—	(301,497)	(301,497)
Balance at March 31, 2025	3,470,499	$348	1	$—	$(7,144,489)	$(7,144,141)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALCHEMY INVESTMENTS ACQUISITION CORP 1

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2026	2025
Cash Flows from Operating Activities:
Net loss	$(331,900)	$(301,497)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on investments held in trust account	(77,816)	(124,408)
Changes in operating assets and liabilities:
Prepaid expenses - current	(64,178)	(41,600)
Accounts payable	105,543	(15,715)
Accrued expenses	87,312	260,138
Accrued interest expenses - related party	47,453	28,250
Accrued expenses - related party	41,187	(174,343)
Net cash used in operating activities	(192,399)	(369,175)

Cash Flows from Investing Activities:
Cash deposited in Trust account for extension	(66,378)	(60,000)
Net cash used in investing activities	(66,378)	(60,000)

Cash Flows from Financing Activities:
Proceeds from promissory notes, related party	290,000	600,000
Net cash provided by financing activities	290,000	600,000

Net Change in Cash and Cash Equivalents	31,223	170,825
Cash and cash equivalents - Beginning of period	55,020	181,174
Cash and Cash Equivalents - End of period	$86,243	$351,999

Supplemental disclosure of noncash financing activities:
Remeasurement of redeemable Class A ordinary shares subject to redemption	$144,193	$274,408

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026

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

The Company has two wholly owned subsidiaries, Alchemy Acquisition Holdings, Inc. (the “PubCo”), a Delaware corporation, formed on June 11, 2025, and Alchemy Merger Sub, LLC (the “NewCo”), a Delaware limited liability company, formed as a wholly owned subsidiary of PubCo on June 10, 2025. On July 1, 2025, the Company subscribed for 1,000 shares in PubCo and indirectly owned NewCo. There was no activity in the Pubco during the period ended March 31, 2026, and the NewCo was inactive.

As of March 31, 2026, the Company had not commenced any operations. All activity from October 27, 2021 (inception) through March 31, 2026 relates to the Company’s formation and initial public offering (“Initial Public Offering”), and subsequent pursuit of a target company to affect a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of investment income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026

(UNAUDITED)

Transaction costs related to the issuances described above amounted to $9,088,588, consisting of $2,300,000 of cash underwriting fees, $5,175,000 of deferred underwriting fees and $1,613,588 of other offering costs. In addition, on March 31, 2026, $86,243 of cash and cash equivalents were held outside of the Trust Account and is available for working capital purposes.

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

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026

(UNAUDITED)

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

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026

(UNAUDITED)

Proposed Business Combination

On August 22, 2025, Alchemy Investments Acquisition Corp 1, a Cayman Islands exempted company limited by shares (“ALCY” or “Parent”), entered into a business combination agreement (as it may be amended and/or restated from time to time, the “Business Combination Agreement”), by and among Alchemy Acquisition Holdings, Inc., a Delaware corporation and wholly-owned subsidiary of the ALCY (“Pubco”), Alchemy Merger Sub, LLC, a Delaware limited liability company and wholly-owned subsidiary of Pubco (“Newco”), Cartiga, LLC, a Delaware limited liability company (the “Company” or “Cartiga”), and Halle Benett, as the representative (the “Sellers’ Representative”) of holders of the Company’s securities (the “Sellers”, and collectively, with ALCY, Pubco, Newco and Cartiga, referred to as the “Parties”).

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

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026

(UNAUDITED)

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

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026

(UNAUDITED)

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

The Business Combination Agreement may be terminated by Pubco or the Company under certain circumstances, including, among others: (a) by mutual written consent of Pubco and the Company; (b) by either Pubco or the Company if the closing of the Business Combination has not occurred on or before May 1, 2026 or with extension until September 9, 2026; (c) by either Pubco or the Company if any Governmental Authority (as defined in the Business Combination Agreement) in the United States shall have enacted, issued, promulgated, enforced or entered any injunction, order, decree or ruling (whether temporary, preliminary or permanent) which has become final and nonappealable and has the effect of making consummation of the Transactions, including the Merger, illegal or otherwise preventing or prohibiting consummation of the Transactions, the Merger; (d) by Pubco if the Company shall have failed to obtain the necessary member approvals; (e) by the Company if ALCY shall have failed to obtain the necessary shareholder approval within forty-five (45) days after the Registration Statement becomes effective; (f) by Pubco upon a breach of any representation, warranty, covenant or agreement on the part of the Company set forth in the Business Combination Agreement, or if any representation or warranty of the Company shall have become untrue; provided that Pubco has not waived a Terminating Company Breach (as defined in the Business Combination Agreement) and ALCY, Pubco and Newco are not then in material breach of their representations, warranties, covenants or agreements in the Business Combination Agreement; provided, further, that if such Terminating Company Breach is curable by the Company, Pubco may not terminate the Business Combination Agreement so long as the Company continues to exercise its reasonable efforts to cure such breach, unless such breach is not cured within thirty (30) days after notice of such breach is provided by Pubco to the Company; (g) by the Company upon a breach of any representation, warranty, covenant or agreement on the part of ALCY, Pubco or Newco set forth in the Business Combination Agreement, or if any representation or warranty of ALCY, Pubco or Newco shall have become untrue; provided that the Company has not waived a Terminating Buyer Breach (as defined in the Business Combination Agreement) and the Company are not then in material breach of their representations, warranties, covenants or agreements; provided, further, that, if such Terminating Buyer Breach is curable by ALCY, Pubco and Newco, the Company may not terminate the Business Combination Agreement for so long as ALCY, Pubco and Newco continue to exercise their reasonable efforts to cure such breach, unless such breach is not cured within thirty (30) days after notice of such breach is provided by the Company to Pubco; (h) by the Company if the Closing has not occurred on or before the 45th day after the date on which Registration Statement is declared effective and the Available Closing Buyer Cash condition has not been met; or (i) by the Company, if prior to the receipt of the Company Member Approval, the Company Board authorizes the Company, to the extent permitted by and subject to compliance with the terms of the Business Combination Agreement, to enter into an definitive agreement in connection with a Superior Offer; provided, that the Company shall have paid any required termination fee; and provided further, that in the event of such termination, the Company substantially concurrently enters into such definitive agreement in connection with such Superior Offer.

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

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026

(UNAUDITED)

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

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026

(UNAUDITED)

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

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026

(UNAUDITED)

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

Going Concern and Liquidity

As of March 31, 2026, the Company had $86,243 in cash and cash equivalents held outside of the Trust Account and a working capital deficit of $3,910,143. The Company has incurred and expects to continue to incur significant costs in pursuit of the Company’s financing and acquisition plans. The Company anticipates that the cash held outside of the Trust Account as of March 31, 2026 will not be sufficient to allow the Company to operate for at least one year from the date these unaudited condensed financial statements are issued, and therefore substantial doubt about the Company’s ability to continue as a going concern exists. Management plans to address this uncertainty with the successful closing of a Business Combination. The Company had until November 9, 2024 to consummate a Business Combination. If a Business Combination was not consummated by November 9, 2024, there would be a mandatory liquidation and subsequent dissolution of the Company. The Company was in the process of identifying a potential company for an initial Business Combination but required additional time.

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

Under similar circumstances, on September 4, 2025, the Company held the Annual Meeting and the shareholders of the Company approved the amending of the Company’s Articles of Association as a special resolution, giving the Company the right to extend the date by which it has to complete a business combination on a month-to-month basis, as determined by the Directors in their sole discretion, until September 9, 2026, (the “Extended Date”) by placing into the trust account at Continental Stock & Transfer Company, the lesser of $30,000 or $0.03 per non-redeemed public Class A ordinary share per month (which amount came to $22,126.29), until September 9, 2026 – the date by which, if the Company has not consummated its initial Business Combination, the Company must liquidate and dissolve.

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026

(UNAUDITED)

There can be no assurance that the Company will be able to consummate any Business Combination by the Extended Date. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

On November 5, 2024, the Company made a deposit of $90,000 into the trust account as required for the three-month extension until February 9, 2025. The Company continued to deposit an additional $364,882 through March 2026, and will continue to deposit the lesser of $30,000 or $0.03 per non- redeemed public Class A ordinary share each month until the expiration of the extension in September 9, 2026. The Company has deposited $66,378 into the trust account for the three months ended March 31, 2026. As of March 31, 2026 and December 31, 2025, investments held in the Trust Account included $454,882 and $388,504, respectively, for amounts held for extension.

Risks and Uncertainties

As a result of the armed conflict in Iran and the Hormuz Strait and the international trade policies in the U.S. and elsewhere, including tariffs and other barriers, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. Further, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy, the tariffs, and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable. These unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The interim results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

Principles of Consolidation

The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All transactions and balances among the Company and its subsidiaries have been eliminated upon consolidation.

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026

(UNAUDITED)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2026 and December 31, 2025, cash equivalents included $86,243 and $55,020, respectively, for amounts invested in a treasury liquidity fund.

Investments Held in Trust Account

As of March 31, 2026, the assets held in the Trust Account were held in money market funds, which were invested in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Such trading securities are presented on the unaudited condensed balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in Gain on investments held in Trust Account in the accompanying unaudited condensed consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. The Company had $8,957,232 and $8,813,038 in investments held in the Trust Account which included $454,882 and $388,504 required deposits for extension as of March 31, 2026 and December 31, 2025, respectively.

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026

(UNAUDITED)

Prepaid Expenses - Current

As of March 31, 2026 and December 31, 2025, prepaid expenses - current of $88,430 and $24,252, respectively, consist primarily of premiums for, capital market listing fees and directors and officers’ liability insurance, which will be amortized over the agreement terms of one year and three months.

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

As of March 31, 2026, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheet are reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Warrants	(345,000)
Issuance costs allocated to Class A ordinary shares	(8,982,094)
Redemption of Class A ordinary shares	(118,149,054)
Plus:
Remeasurement of carrying value to redemption value	21,333,379
Class A ordinary shares subject to possible redemption	$8,857,231

As of December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheet are reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Warrants	(345,000)
Issuance costs allocated to Class A ordinary shares	(8,982,094)
Redemption of Class A ordinary shares	(118,149,054)
Plus:
Remeasurement of carrying value to redemption value	21,189,185
Class A ordinary shares subject to possible redemption	$8,713,037

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026

(UNAUDITED)

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

Income Taxes

The Company accounts for income taxes under ASC Topic 740, Income Taxes, which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

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

Net loss Per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC Topic 260, Earnings Per Share. Net loss per share is computed by dividing net loss by the weighted-average number of shares outstanding during the period. Remeasurement associated with the redeemable Class A ordinary shares is excluded from net loss per share as the redemption value approximates fair value. Therefore, the loss per share calculation allocates loss shared pro rata between Class A and Class B ordinary shares. As a result, the calculated net loss per share is the same for redeemable Class A ordinary shares, non-redeemable Class A ordinary shares and Class B ordinary shares. The Company has not considered the effect of the Public Warrants to purchase an aggregate of 5,750,000 shares in the calculation of diluted net loss per share, since the exercise of the warrants are contingent upon the occurrence of future events; and consequently, diluted loss per share is the same as basic loss per share for the periods presented.

The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

	Three Months Ended			Three Months Ended
	March 31, 2026			March 31, 2025
		Class A-	Class B-		Class A-	Class B-
	Class A-	non-	non-	Class A-	non-	non-
	redeemable	redeemable	redeemable	redeemable	redeemable	redeemable
Basic and diluted net loss per ordinary share:
Numerator:
Net loss	$(58,172)	$(273,728)	$—	$(70,641)	$(230,856)	$—

Denominator:
Basic and diluted weighted average shares outstanding	737,543	3,470,499	1	1,061,963	3,470,499	1
Basic and diluted net loss per share	$(0.08)	$(0.08)	$(0.08)	$(0.07)	$(0.07)	$(0.07)

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026

(UNAUDITED)

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

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026

(UNAUDITED)

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

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026

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

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026

(UNAUDITED)

On July 24, 2025 and August 25, 2025, the Sponsor agreed to loan the Company another $130,000 and $450,000 respectively, with the same loan terms as the June 24, 2024 promissory note.

On January 7, 2026 and January 27, 2026, the Sponsor agreed to loan the Company another $40,000 and $250,000 respectively, with the same loan terms as the June 24, 2024 promissory note.

The outstanding balance under the Promissory Notes were $2,000,000 and $1,710,000 as of March 31, 2026 and December 31, 2025, respectively.

As of March 31, 2026 and December 31, 2025, we had $209,756 and $162,303 of related party accrued interest expenses.

Administrative Support Agreement

The Company entered into an agreement commencing on May 4, 2023 through the earlier of the consummation of a Business Combination or the Company’s liquidation, to pay Alchemy Investment Management LLC, an affiliate of the Sponsor, a monthly fee of $10,000 for secretarial and administrative services. As of March 31, 2026 and December 31, 2025, there were $64,070 and $22,883 in accrued expenses - related party for expenses incurred under this agreement, respectively.

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

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026

(UNAUDITED)

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

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 479,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2026 and December 31, 2025, there were 4,208,042 Class A ordinary shares issued and outstanding, including 737,543 Class A ordinary shares subject to possible redemption and classified as temporary equity. The remaining 3,470,499 shares are classified as permanent equity and are comprised of the Private Placement Shares.

Class B ordinary shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each share. As of March 31, 2026 and December 31, 2025, there was 1 Class B Ordinary Share issued and outstanding.

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

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026

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

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026

(UNAUDITED)

The Company accounts for the 5,750,000 Public Warrants issued in connection with the Initial Public Offering in accordance with the guidance contained in ASC 815-40. Such guidance provides that the warrants described above are not precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity. As of March 31, 2026 and December 31, 2025, there were 5,750,000 Public Warrants outstanding.

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Amount at Fair
Description	Value	Level 1	Level 2	Level 3
March 31, 2026 (Unaudited)
Assets
Investments held in Trust Account:
U.S. Treasury Securities	$8,957,232	$8,957,232	$—	$—

	Amount at Fair
Description	Value	Level 1	Level 2	Level 3
December 31, 2025
Assets
Investments held in Trust Account:
U.S. Treasury Securities	$8,813,038	$8,813,038	$—	$—

NOTE 10. SEGMENT REPORTING

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

	Three Months	Three Months
	Ended	Ended
	March	March
	31, 2026	31, 2025
Operating and formation costs	$362,994	$401,439
Gain on investments held in Trust Account	$77,816	$124,408

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

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2026

(UNAUDITED)

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the unaudited condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, other than below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On May 7, 2026, the Company received a notice (the “Notice”) from Nasdaq Stock Market LLC (“Nasdaq”), stating that the Company did not comply with Nasdaq Interpretive Material IM-5101-2, and that its securities are now subject to delisting. The Company will not appeal Nasdaq’s determination to delist the Company securities and accordingly, the Company’s securities were suspended from trading on Nasdaq at the opening of business on May 14, 2026. However, the Company is now trading its securities on the over-the-counter market on May 14, 2026.

On April 8th 2026 and May 1, 2026, the Company signed two additional promissory notes in the amount of $130,000 and $30,000, respectively. Money was transferred from its Sponsor.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the three months ended March 31, 2026 were financing activities, organizational activities, those necessary to prepare for our Initial Public Offering, described below, and those related to the search for a potential business combination target. We do not expect to generate any operating revenues until after the completion of our initial business combination. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2026, we had a net loss of $331,900, which resulted from operating costs of $362,994, offset by a gain on investments held in the Trust Account $77,816, dividend income of $731 and related party interest expense of $47,453.

For the three months ended March 31, 2025, we had net loss of $301,497, which resulted from operating costs of $401,439, offset by a gain on investments held in the Trust Account of $124,408, dividend income of $3,784 and related party interest expense of $28,250.

Liquidity, Capital Resources and Going Concern

For the three months ended March 31, 2026, net cash used in operating activities was $192,399, which was due to our net loss of $331,900, offset by a gain on investments held in the Trust Account of $77,816 and changes in working capital of $217,317.

For the three months ended March 31, 2025, net cash used in operating activities $369,175, which was due to our net loss of $301,497, offset by a gain on investments held in the Trust Account of $124,408 and changes in working capital of $56,730.

For the three months ended March 31, 2026, net cash used in investing activities was $66,378, which was due to the cash deposited in Trust account for extension.

For the three months ended March 31, 2025, net cash used in investing activities was $60,000, which was due to the cash deposited in Trust account for extension.

For the three months ended March 31, 2026, net cash provided by financing activities was $290,000, which was due to the proceeds from the promissory note, related party.

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

Following the closing of the Initial Public Offering on May 9, 2023, an amount of $116,725,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Shares was placed in a trust account (the “Trust Account”)

As of March 31, 2026, the Company had $86,243 in cash and cash equivalents held outside of the Trust Account and a working capital deficit of $3,910,143.

The Company has incurred and expects to continue to incur significant costs in pursuit of the Company’s financing and acquisition plans. The Company anticipates that the cash held outside of the Trust Account as of March 31, 2026 will not be sufficient to allow the Company to operate for at least one year from the date these unaudited condensed financial statements are issued, and therefore substantial doubt about the Company’s ability to continue as a going concern exists. Management plans to address this uncertainty with the successful closing of a Business Combination. The Company had until November 9, 2024 to consummate a Business Combination. If a Business Combination was not consummated by November 9, 2024, there would be a mandatory liquidation and subsequent dissolution of the Company. The Company was in the process of identifying a potential company for an initial Business Combination but required additional time. An Annual Meeting was held on October 31, 2024 and the shareholders of the Company approved amending the Company’s Articles of Association as a special resolution, giving the Company the right to extend from November 9, 2024 (the “Current Termination Date”) for an additional three months until February 9, 2025, and thereafter on a month-to-month basis, as determined by the Directors in their sole discretion, until September 9, 2025.

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

On November 5, 2024, the Company made a deposit of $90,000 into the trust account as required for the three-month extension until February 9, 2025. The Company continued to deposit an additional $364,882 through March 2026, and will continue to deposit the lesser of $30,000 or $0.03 per non-redeemed public Class A ordinary share each month until the expiration of the extension in September 9, 2026. The Company has deposited $66,378 into the trust account for the three months ended March 31, 2026. As of March 31, 2026 and December 31, 2025, investments held in the Trust Account included $454,882 and $388,504, respectively, for amounts held for extension.

Contractual Obligations

There are both $5,175,000 of deferred underwriting fees, as well as an aggregate of up to $2,000,000 in promissory notes due upon the completion of the Company’s business combination.

Off Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of March 31, 2026.

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

Critical Accounting Estimates

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

We have not identified any critical accounting estimates.

Recent Accounting Standards

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2026, pursuant to Rule 15d-15(e) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2026, our disclosure controls and procedures were not effective due to the material weakness in internal control over financial reporting described below.

We did not maintain effective controls over the completeness and timely recording of accrued vendor expenses and other accrued liabilities, including unbilled amounts at period end for significant vendors. As a result, vendor fees were underaccrued during the period ended March 31, 2026. Management has begun implementing measures to remediate this material weakness, including enhancing period-end closing procedures related to accrued expenses, formalizing inquiries of significant vendors regarding unbilled amounts at each reporting period, improving management review controls over the completeness and accuracy of accrued liabilities, and enhancing documentation supporting accrual estimates.

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

Based upon the management evaluation of the effectiveness of our disclosure controls and procedures, our Certifying Officers concluded that, as of March 31, 2026, our disclosure controls and procedures were not effective due to the material weakness in internal control over financial reporting described in Part 1, Item 4: Controls and Procedures.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2026, none of our directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading agreement,” as such term is defined in Item 408(a) of Regulation S-K.

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

ALCHEMY INVESTMENTS ACQUISITION CORP 1

May 21, 2026	By:	/s/ Mattia Tomba
Name: Mattia Tomba
Title: Co-Chief Executive Officer

May 21, 2026	By:	/s/ Harshana Sidath Jayaweera
Name: Harshana Sidath Jayaweera
Title: Chief Financial Officer