Form 10-Q
period 2026-06-30
Alchemy Investments Acquisition Corp 1
filed 2026-08-27
CIK 1901336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A Ordinary Share, $0.0001 par value, and one-half of one redeemable warrant	ALCUF	Over the Counter (OTC) Market

Class A Ordinary Shares	ALCYF	Over the Counter (OTC) Market

Redeemable warrants, each whole warrant exercisable for one Class A Ordinary Share at an exercise price of $11.50	ALCWF	Over the Counter (OTC) Market

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

As of August 14, 2026, there were 4,208,042 of the registrant’s Class A ordinary shares, par value $0.0001 per share, and 1 of the registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

Part I – Financial Information

Item 1. Condensed Consolidated Financial Statements

ALCHEMY INVESTMENTS ACQUISITION CORP 1

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$18,995	$55,020
Prepaid expenses - current	65,852	24,252
Total current assets	84,847	79,272
Investments held in Trust Account	9,103,236	8,813,038
Total Assets	$9,188,083	$8,892,310

Liabilities, Redeemable Class A Ordinary Shares and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$880,820	$777,895
Accrued expenses	1,023,653	840,241
Accrued expenses - related party	95,183	22,883
Accrued interest expense - related party	263,006	162,303
Promissory note - related party	2,186,000	1,710,000
Total current liabilities	4,448,662	3,513,322
Deferred underwriting fee payable	5,175,000	5,175,000
Total Liabilities	9,623,662	8,688,322

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, $0.0001 par value, 737,543 shares at redemption value of $12.21 and $11.81 as of June 30, 2026 and December 31, 2025, respectively(1)	9,003,235	8,713,037

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; 3,470,499 shares issued and outstanding (excluding 737,543 shares subject to possible redemption as of June 30, 2026 and December 31, 2025) as of June 30, 2026 and December 31, 2025(1)	348	348
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 1 share issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Accumulated deficit	(9,439,162)	(8,509,397)
Total Shareholders’ Deficit	(9,438,814)	(8,509,049)
Total Liabilities, Redeemable Class A Ordinary Shares and Shareholders’ Deficit	$9,188,083	$8,892,310
(1)	On September 11, 2025, 324,420 Class A ordinary shares were redeemed, leaving 4,208,042 Class A shares. As a result, $3,791,334 (or approximately $11.68 per share) was removed from the Company’s trust account to pay such redeeming shareholders, without taking into account additional allocation of payments to cover any tax obligation of the Company since that date.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALCHEMY INVESTMENTS ACQUISITION CORP 1

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months	Three Months	Six Months	Six Months
	Ended June 30,	Ended June 30,	Ended June 30,	Ended June 30,
	2026	2025	2026	2025
Operating and formation costs	$334,806	$321,051	$697,800	$722,490
Loss from operations	(334,806)	(321,051)	(697,800)	(722,490)

Other income (expense):
Gain on investments held in Trust Account	79,626	126,034	157,442	250,442
Dividend income	762	3,010	1,493	6,795
Interest expense - related party	(53,250)	(28,250)	(100,703)	(56,500)
Total other income (expense)	27,138	100,794	58,232	200,737
Net loss	$(307,668)	$(220,257)	$(639,568)	$(521,753)

Basic and diluted weighted average shares outstanding, Class A ordinary shares- redeemable(1)	737,543	1,061,963	737,543	1,061,963
Basic and diluted net income per share, Class A ordinary shares-redeemable	$(0.07)	$(0.05)	$(0.15)	$(0.12)
Basic and diluted weighted average shares outstanding, Class A ordinary shares-non redeemable	3,470,499	3,470,499	3,470,499	3,470,499
Basic and diluted net income per share, Class A ordinary shares-non-redeemable	$(0.07)	$(0.05)	$(0.15)	$(0.12)
Basic and diluted weighted average shares outstanding, Class B ordinary shares-non-redeemable	1	1	1	1
Basic and diluted net income per share, Class B ordinary shares-non-redeemable	$(0.07)	$(0.05)	$(0.15)	$(0.12)
(1)	On September 11, 2025, 324,420 Class A ordinary shares were redeemed, leaving 4,208,042 Class A shares. As a result, $3,791,334 (or approximately $11.68 per share) was removed from the Company’s trust account to pay such redeeming shareholders, without taking into account additional allocation of payments to cover any tax obligation of the Company since that date.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALCHEMY INVESTMENTS ACQUISITION CORP 1

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

Three and Six Months Ended June 30, 2026
					Additional		Total
	Class A Ordinary Shares		Class B Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at January 1, 2026	3,470,499	$348	1	$—	$—	$(8,509,397)	$(8,509,049)
Remeasurement of redeemable Class A ordinary shares to redemption amount	—	—	—	—	—	(144,193)	(144,193)
Net loss	—	—	—	—	—	(331,900)	(331,900)
Balance at March 31, 2026	3,470,499	$348	1	$—	$—	$(8,985,490)	$(8,985,142)
Remeasurement of redeemable Class A ordinary shares to redemption amount	—	—	—	—	—	(146,004)	(146,004)
Net loss	—	—	—	—	—	(307,668)	(307,668)
Balance at June 30, 2026	3,470,499	$348	1	$—	$—	$(9,439,162)	$(9,438,814)

Three and Six Months Ended June 30, 2025
					Additional		Total
	Class A Ordinary Shares		Class B Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at January 1, 2025	3,470,499	$348	1	$—	$—	$(6,568,584)	$(6,568,236)
Remeasurement of redeemable Class A ordinary shares to redemption amount	—	—	—	—	—	(274,408)	(274,408)
Net loss	—	—	—	—	—	(301,497)	(301,497)
Balance at March 31, 2025	3,470,499	$348	1	$—	$—	$(7,144,489)	$(7,144,141)
Remeasurement of redeemable Class A ordinary shares to redemption amount	—	—	—	—	—	(216,034)	(216,034)
Net loss	—	—	—	—	—	(220,257)	(220,257)
Balance at June 30, 2025	3,470,499	$348	1	$—	$—	$(7,580,780)	$(7,580,432)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALCHEMY INVESTMENTS ACQUISITION CORP 1

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months	Six Months
	Ended June 30,	Ended June 30,
	2026	2025
Cash Flows from Operating Activities:
Net loss	$(639,568)	$(521,753)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on investments held in trust account	(157,442)	(250,442)
Changes in operating assets and liabilities:
Prepaid expenses - current	(41,600)	(24,358)
Accounts payable	102,926	40,736
Accrued expenses	183,412	403,488
Accrued interest expense - related party	100,703	56,500
Accrued expenses - related party	72,300	(174,140)
Net cash used in operating activities	(379,269)	(469,969)

Cash Flows from Investing Activities:
Cash deposited in Trust account for extension	(132,756)	(150,000)
Net cash used in investing activities	(132,756)	(150,000)

Cash Flows from Financing Activities:
Proceeds from promissory note, related party	476,000	600,000
Net cash provided by financing activities	476,000	600,000

Net Change in Cash and Cash Equivalents	(36,025)	(19,969)
Cash and cash equivalents - Beginning of period	55,020	181,174
Cash and Cash Equivalents - End of period	$18,995	$161,205

Supplemental disclosure of noncash financing activities:
Remeasurement of Class A ordinary shares subject to redemption	$290,197	$490,442

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026

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

The Company has two wholly owned subsidiaries, Alchemy Acquisition Holdings, Inc. (the “PubCo”), a Delaware corporation, formed on June 11, 2025, and Alchemy Merger Sub, LLC (the “NewCo”), a Delaware limited liability company, formed as a wholly owned subsidiary of PubCo on June 10, 2025. On July 1, 2025, the Company subscribed for 1,000 shares in PubCo and indirectly owned NewCo. As of June 30, 2026, there has been no activity in Pubco or Newco.

As of June 30, 2026, the Company had not commenced any operations. All activity from October 27, 2021 (inception) through June 30, 2026 relates to the Company’s formation and initial public offering (“Initial Public Offering”), and subsequent pursuit of a target company to affect a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of investment income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026

(UNAUDITED)

Transaction costs related to the issuances described above amounted to $9,088,588, consisting of $2,300,000 of cash underwriting fees, $5,175,000 of deferred underwriting fees and $1,613,588 of other offering costs. In addition, on June 30, 2026, $18,995 of cash and cash equivalents were held outside of the Trust Account and is available for working capital purposes.

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
June 30, 2026

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
June 30, 2026

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
June 30, 2026

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
June 30, 2026

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

On April 7, 2026, the Company received a notice (the “Notice”) from Nasdaq Stock Market LLC (“Nasdaq”), stating that the Company did not comply with Nasdaq Interpretive Material IM-5101-2, and that its securities are now subject to delisting. The Company’s registration statement, filed in connection with the Company’s IPO, became effective on May 4, 2023. Pursuant to IM-5101-2, the Company, a special purpose acquisition company, must complete one or more business combinations within 36 months of the effectiveness of its IPO registration statement. Since the Company did not complete its initial business combination by May 4, 2026, the Company did not comply with IM-5101-2, and its securities were subject to delisting.

The Company did not appeal Nasdaq’s determination to delist the Company securities and accordingly, the Company’s securities were suspended from trading on Nasdaq at the opening of business on May 14, 2026. The Company’s securities are now trading on the over-the-counter market commencing on May 14, 2026.

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

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026

(UNAUDITED)

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

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026

(UNAUDITED)

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

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026

(UNAUDITED)

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

Going Concern and Liquidity

As of June 30, 2026, the Company had $18,995 in cash and cash equivalents held outside of the Trust Account and a working capital deficit of $4,363,815. The Company has incurred and expects to continue to incur significant costs in pursuit of the Company’s financing and acquisition plans. The Company anticipates that the cash held outside of the Trust Account as of June 30, 2026 will not be sufficient to allow the Company to operate for at least one year from the date these unaudited condensed financial statements are issued, and therefore substantial doubt about the Company’s ability to continue as a going concern exists. Management plans to address this uncertainty with the successful closing of a Business Combination. The Company had until November 9, 2024 to consummate a Business Combination. If a Business Combination was not consummated by November 9, 2024, there would be a mandatory liquidation and subsequent dissolution of the Company. The Company was in the process of identifying a potential company for an initial Business Combination but required additional time.

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

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026

(UNAUDITED)

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

On November 5, 2024, the Company made a deposit of $90,000 into the trust account as required for the three-month extension until February 9, 2025. The Company continued to deposit an additional $431,260 through June 2026, and will continue to deposit the lesser of $30,000 or $0.03 per non- redeemed public Class A ordinary share each month until the expiration of the extension in September 9, 2026. The Company has deposited $132,756 into the trust account for the six months ended June 30, 2026. As of June 30, 2026 and December 31, 2025, investments held in the Trust Account included $521,260 and $388,504, respectively, for amounts held for extension.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The interim results for the six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

Principles of Consolidation

The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All transactions and balances among the Company and its subsidiaries have been eliminated upon consolidation.

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2026 and December 31, 2025, cash equivalents included $18,995 and $55,020, respectively, for amounts invested in a treasury liquidity fund.

Investments Held in Trust Account

As of June 30, 2026, the assets held in the Trust Account were held in money market funds, which were invested in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Such trading securities are presented on the unaudited condensed balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in Gain on investments held in Trust Account in the accompanying unaudited condensed consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. The Company had $9,103,236 and $8,813,038 in investments held in the Trust Account which included $521,260 and $388,504 required deposits for extension as of June 30, 2026 and December 31, 2025, respectively.

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026

(UNAUDITED)

Prepaid Expenses - Current

As of June 30, 2026 and December 31, 2025, prepaid expenses - current of $65,852 and $23,885, respectively, consist primarily of premiums for capital market listing fees and directors and officers’ liability insurance, which will be amortized over the agreement terms of one year and three months, respectively.

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

As of June 30, 2026, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheet are reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Warrants	(345,000)
Issuance costs allocated to Class A ordinary shares	(8,982,094)
Redemption of Class A ordinary shares	(118,149,054)
Plus:
Remeasurement of carrying value to redemption value	21,479,383
Class A ordinary shares subject to possible redemption	$9,003,235

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
June 30, 2026

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

Income Taxes

The Company accounts for income taxes under ASC Topic 740, Income Taxes, which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

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

The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

	Three Months Ended			Three Months Ended			Six Months Ended			Six Months Ended
	June 30, 2026			June 30, 2025			June 30, 2026			June 30, 2025
		Class A-	Class B-		Class A-	Class B-		Class A-	Class B-		Class A-	Class B-
	Class A-	non-	non-	Class A-	non-	non-	Class A-	non-	non-	Class A-	non-	non-
	redeemable	redeemable	redeemable	redeemable	redeemable	redeemable	redeemable	redeemable	redeemable	redeemable	redeemable	redeemable
Basic and diluted net loss per ordinary share:
Numerator:
Net loss	$(53,925)	$(253,743)	$—	$(51,607)	$(168,650)	$—	$(112,097)	$(527,471)	$—	$(122,248)	$(399,505)	$—

Denominator:
Basic and diluted weighted average shares outstanding	737,543	3,470,499	1	1,061,963	3,470,499	1	737,543	3,470,499	1	1,061,963	3,470,499	1
Basic and diluted net loss per share	$(0.07)	$(0.07)	$(0.07)	$(0.05)	$(0.05)	$(0.05)	$(0.15)	$(0.15)	$(0.15)	$(0.12)	$(0.12)	$(0.12)

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026

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
June 30, 2026

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
June 30, 2026

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

Promissory Notes - Related Party

On June 24, 2024 and November 20, 2024, the Sponsor loaned the Company an aggregate of up to $530,000 and $600,000, respectively, to cover expenses related to the Initial Public Offering pursuant to a promissory note, as amended (the “Promissory Notes”). These loans bear ten (10%) percent interest per annum and are payable on the consummation of the Company’s initial merger, stock exchange, asset acquisition, stock purchase, recapitalization, reorganization, or similar business combination with one or more businesses or entities (a “Business Combination”). If a Business Combination is not consummated, the Notes will be repaid solely to the extent that the Maker has funds available to it outside of its trust account established in connection with its initial public offering of its securities, and that all other amounts will be contributed to capital, forfeited, eliminated, or otherwise forgiven or eliminated.

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026

(UNAUDITED)

On July 24, 2025 and August 25, 2025, the Sponsor loaned the Company another $130,000 and $450,000 respectively, with the same loan terms as the June 24, 2024 promissory note.

On January 7, 2026 and January 27, 2026, the Sponsor loaned the Company another $40,000 and $250,000 respectively, with the same loan terms as the June 24, 2024 promissory note.

On April 13, 2026, May 15, 2026, and June 23, 2026, the Sponsor loaned the Company another $130,000, $30,000 and $26,000 respectively, with the same loan terms as the June 24, 2024 promissory note.

The outstanding balance under the Promissory Notes were $2,186,000 and $1,710,000 as of June 30, 2026 and December 31, 2025, respectively.

As of June 30, 2026 and December 31, 2025, we had $263,006 and $162,303 of related party accrued interest expense.

Administrative Support Agreement

The Company entered into an agreement commencing on May 4, 2023 through the earlier of the consummation of a Business Combination or the Company’s liquidation, to pay Alchemy Investment Management LLC, an affiliate of the Sponsor, a monthly fee of $10,000 for secretarial and administrative services. As of June 30, 2026 and December 31, 2025, there were $95,183 and $22,883 in accrued expenses - related party for expenses incurred under this agreement, respectively.

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
June 30, 2026

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

NOTE 7. SHAREHOLDERS’ DEFICIT

Preference shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 479,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2026 and December 31, 2025, there were 4,208,042 Class A ordinary shares issued and outstanding, including 737,543 Class A ordinary shares subject to possible redemption and classified as temporary equity. The remaining 3,470,499 shares are classified as permanent equity and are comprised of the Private Placement Shares.

Class B ordinary shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each share. As of June 30, 2026 and December 31, 2025, there was 1 Class B Ordinary Share issued and outstanding.

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
June 30, 2026

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

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026

(UNAUDITED)

The Company accounts for the 5,750,000 Public Warrants issued in connection with the Initial Public Offering in accordance with the guidance contained in ASC 815-40. Such guidance provides that the warrants described above are not precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity. As of June 30, 2026 and December 31, 2025, there were 5,750,000 Public Warrants outstanding.

NOTE 9. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Amount at Fair
Description	Value	Level 1	Level 2	Level 3
June 30, 2026 (Unaudited)
Assets
Investments held in Trust Account:
U.S. Treasury Securities	$9,103,236	$9,103,236	$—	$—

	Amount at Fair
Description	Value	Level 1	Level 2	Level 3
December 31, 2025
Assets
Investments held in Trust Account:
U.S. Treasury Securities	$8,813,038	$8,813,038	$—	$—

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

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June	June	June	June
	30, 2026	30, 2025	30, 2026	30, 2025
Operating and formation costs	$334,806	$321,051	$697,800	$722,490
Gain on investments held in Trust Account	$79,626	$126,034	$157,442	$250,442

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

ALCHEMY INVESTMENTS ACQUISITION CORP 1

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026

(UNAUDITED)

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the unaudited condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements, other than as follows:

On July 10, 2026, a Form 25-NSE, “Notification of Removal from Listing and/or Registration under Section 12(b) of the Securities Exchange Act of 1934”, was filed with the SEC by the Company, and the Company has continued trading its securities on the over-the-counter market.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the six months ended June 30, 2026 were financing activities, organizational activities, those necessary to prepare for our Initial Public Offering, described below, and those related to the search for a potential business combination target. We do not expect to generate any operating revenues until after the completion of our initial business combination. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had a net loss of $307,668, which resulted from operating costs of $334,806, offset by a gain on investments held in the Trust Account of $79,626, dividend income of $762 and related party interest expense of $53,250.

For the three months ended June 30, 2025, we had a net loss of $220,257, which resulted from operating costs of $321,051, offset by a gain on investments held in the Trust Account of $126,034, dividend income of $3,010 and related party interest expense of $28,250.

For the six months ended June 30, 2026, we had net loss of $639,568, which resulted from operating costs of $697,800, offset by a gain on investments held in the Trust Account of $157,442, dividend income of $1,493, and related party interest expense of $100,703.

For the six months ended June 30, 2025, we had net loss of $521,753, which resulted from operating costs of $722,490, offset by a gain on investments held in the Trust Account of $250,442, dividend income of $6,795 and related party interest expense of $56,500.

Liquidity, Capital Resources and Going Concern

For the six months ended June 30, 2026, net cash used in operating activities was $379,269, which was due to our net loss of $639,568, offset by a gain on investments held in the Trust Account of $157,442 and changes in working capital of $417,741.

For the six months ended June 30, 2025, net cash used in operating activities was $469,969, which was due to our net loss of $521,753, offset by a gain on investments held in the Trust Account of $250,442 and changes in working capital of $302,226.

For the six months ended June 30, 2026, net cash used in investing activities was $132,756, which was due to the cash deposited in Trust account for extension.

For the six months ended June 30, 2025, net cash used in investing activities was $150,000, which was due to the cash deposited in Trust account for extension.

For the six months ended June 30, 2026, net cash provided by financing activities was $476,000, which was due to the proceeds from the promissory note, related party.

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

Following the closing of the Initial Public Offering on May 9, 2023, an amount of $116,725,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Shares was placed in a trust account (the “Trust Account”)

As of June 30, 2026, the Company had $18,995 in cash and cash equivalents held outside of the Trust Account and a working capital deficit of $4,363,815.

The Company has incurred and expects to continue to incur significant costs in pursuit of the Company’s financing and acquisition plans. The Company anticipates that the cash held outside of the Trust Account as of June 30, 2026 will not be sufficient to allow the Company to operate for at least one year from the date these unaudited condensed financial statements are issued, and therefore substantial doubt about the Company’s ability to continue as a going concern exists. Management plans to address this uncertainty with the successful closing of a Business Combination. The Company had until November 9, 2024 to consummate a Business Combination. If a Business Combination was not consummated by November 9, 2024, there would be a mandatory liquidation and subsequent dissolution of the Company. The Company was in the process of identifying a potential company for an initial Business Combination but required additional time. An Annual Meeting was held on October 31, 2024 and the shareholders of the Company approved amending the Company’s Articles of Association as a special resolution, giving the Company the right to extend from November 9, 2024 (the “Current Termination Date”) for an additional three months until February 9, 2025, and thereafter on a month-to-month basis, as determined by the Directors in their sole discretion, until September 9, 2025.

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

On November 5, 2024, the Company made a deposit of $90,000 into the trust account as required for the three-month extension until February 9, 2025. The Company continued to deposit an additional $431,260 through June 2026, and will continue to deposit the lesser of $30,000 or $0.03 per non-redeemed public Class A ordinary share each month until the expiration of the extension in September 9, 2026. The Company has deposited $132,756 into the trust account for the six months ended June 30, 2026. As of June 30, 2026 and December 31, 2025, investments held in the Trust Account included $521,260 and $388,504, respectively, for amounts held for extension.

Contractual Obligations

There are both $5,175,000 of deferred underwriting fees, as well as an aggregate of up to $2,186,000 in promissory notes due upon the completion of the Company’s business combination.

Off Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of June 30, 2026.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2026, pursuant to Rule 15d-15(e) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2026, our disclosure controls and procedures were not effective due to the material weakness in internal control over financial reporting described below.

We did not maintain effective controls over the completeness and timely recording of accrued vendor expenses and other accrued liabilities, including unbilled amounts at period end for significant vendors. As a result, vendor fees were underaccrued during the period in a previous period. Management has begun implementing measures to remediate this material weakness, including enhancing period-end closing procedures related to accrued expenses, formalizing inquiries of significant vendors regarding unbilled amounts at each reporting period, improving management review controls over the completeness and accuracy of accrued liabilities, and enhancing documentation supporting accrual estimates.

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

Based upon the management evaluation of the effectiveness of our disclosure controls and procedures, our Certifying Officers concluded that, as of June 30, 2026, our disclosure controls and procedures were not effective due to the material weakness in internal control over financial reporting described in Part 1, Item 4: Controls and Procedures.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the six months ended June 30, 2026, none of our directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading agreement,” as such term is defined in Item 408(a) of Regulation S-K.

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

ALCHEMY INVESTMENTS ACQUISITION CORP 1

August 27, 2026	By:	/s/ Mattia Tomba
Name: Mattia Tomba
Title: Co-Chief Executive Officer

August 27, 2026	By:	/s/ Harshana Sidath Jayaweera
Name: Harshana Sidath Jayaweera
Title: Chief Financial Officer